Form 10-Q
period 1998-01-31
TRANSWESTERN HOLDINGS LP; TWP CAPITAL CORP
filed 1998-03-17
CIK 1050935, 1050936

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998.

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        COMMISSION FILE NUMBER 333-42085

                      TRANSWESTERN PUBLISHING COMPANY LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0778740
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                            ------------------------

                       COMMISSION FILE NUMBER 333-42085-1

                              TWP CAPITAL CORP. II
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0778739
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

         8344 CLAIREMONT MESA BOULEVARD                               92111
             SAN DIEGO, CALIFORNIA                                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (619) 467-2800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

TransWestern Publishing Company LLC     [ ] Yes     [X] No
TWP Capital Corp. II                    [ ] Yes     [X] No

     As of March 17, 1998, TWP Capital Corp. II has 1,000 shares of Common Stock outstanding, all of which are owned by TransWestern Publishing Company LLC.
================================================================================

                      TRANSWESTERN PUBLISHING COMPANY LLC

                                FORM 10-Q INDEX

                                                                       PAGE
                                                                       ----
Explanatory Note.....................................................    2
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Balance Sheets as of January 31, 1998 (unaudited) and April
         30, 1997....................................................    3
         Statements of Operations (unaudited) for the Nine Months
         Ended January 31, 1998 and 1997 (unaudited).................    4
         Statements of Cash Flows (unaudited) for the Nine Months
         Ended January 31, 1998 and 1997 (unaudited).................    5
         Notes to Financial Statements...............................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities.......................................   16
Item 3.  Defaults upon Senior Securities.............................   16
Item 4.  Submission of Matters to a Vote of Security Holders.........   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   16

EXPLANATORY NOTE

     This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of TransWestern Publishing Company LLC, a Delaware limited liability company ("TransWestern") and TWP Capital Corp. II, a Delaware corporation, ("Capital II"), a wholly-owned subsidiary of TransWestern. TransWestern is a wholly-owned subsidiary of TransWestern Holdings L.P., a Delaware limited partnership, Capital II was formed solely to act as a co-issuer (and as a joint and several obligor) with TransWestern of $100,000,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007. Capital II does not hold any assets or other properties or conduct any business. No separate financial information for Capital has been provided herein because management believes such information would not be meaningful because Capital II has no financial or other data to report in response to the requirements of Form 10-Q and thus, there is no separate information regarding Capital II to report herein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRANSWESTERN PUBLISHING COMPANY LLC

                                 BALANCE SHEETS

                                     ASSETS

                                                              JANUARY 31,    APRIL 30,
                                                                 1998          1997
                                                              -----------    ---------
                                                                    (UNAUDITED)
Current assets:
  Cash......................................................   $   9,840     $  1,254
  Trade receivable, (less allowance for doubtful accounts of
     $7,626 in 1997 and $8,192 at January 31, 1998).........      17,594       23,279
  Deferred directory costs..................................       9,217        6,412
  Other current assets......................................       1,253          518
                                                               ---------     --------
Total current assets........................................      37,905       31,463
Property, equipment and leasehold improvements, net.........       2,805        2,840
Acquired intangibles, net...................................      15,976       12,093
Other assets, primarily debt issuance costs, net............       8,947        1,835
                                                               ---------     --------
Total assets................................................   $  65,633     $ 48,231
                                                               =========     ========

                            LIABILITIES AND MEMBER DEFICIT
Current liabilities:
  Accounts payable..........................................   $   3,014     $  3,901
  Salaries and benefits payable.............................       2,837        4,112
  Accrued acquisition costs.................................       8,175          986
  Accrued Equity Compensation Plan Contribution.............       2,840           --
  Accrued interest..........................................       2,586           69
  Other accrued liabilities.................................         531          448
  Amount due general partner................................          --          805
  Customer deposits.........................................      15,366       10,197
  Current portion, long-term debt...........................       2,821       10,921
                                                               ---------     --------
Total current liabilities...................................      38,169       31,439
Long-term debt:
  Senior Credit Facility....................................      83,475       67,514
  9 5/8% Senior Subordinated Notes..........................     100,000           --
Member deficit..............................................    (156,012)     (50,722)
                                                               ---------     --------
Total liabilities and member deficit........................   $  65,633     $ 48,231
                                                               =========     ========

                            See accompanying notes.

                      TRANSWESTERN PUBLISHING COMPANY LLC

                            STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        JANUARY 31,            JANUARY 31,
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
Net revenues.......................................  $21,954    $23,503    $ 60,208    $61,553
Cost of revenues...................................    4,506      4,774      13,679     13,770
                                                     -------    -------    --------    -------
Gross profit.......................................   17,448     18,729      46,530     47,783
Operating expenses:
  Sales and marketing..............................    8,980      9,167      26,094     25,056
  General and administrative.......................    4,035      4,284      11,928     12,154
  Contribution to Equity Compensation Plan.........       --         --       5,543         --
                                                     -------    -------    --------    -------
Total operating expenses...........................   13,015     13,451      43,565     37,210
                                                     -------    -------    --------    -------
Income from operations.............................    4,433      5,277       2,965     10,573
Other income (expense), net........................      119         15          13         33
Interest expense, net..............................   (4,561)    (1,951)     (8,894)    (5,979)
                                                     -------    -------    --------    -------
                                                      (4,441)    (1,935)     (8,881)    (5,947)
                                                     -------    -------    --------    -------
Income (loss) before extraordinary item............       (8)     3,342      (5,916)     4,626
Extraordinary loss.................................   (3,400)        --      (4,791)        --
                                                     -------    -------    --------    -------
Net income (loss)..................................  $(3,408)   $ 3,342    $(10,707)   $ 4,626
                                                     =======    =======    ========    =======
Net income (loss) per Member unit..................  $(3,408)   $ 3,342    $(10,707)   $ 4,626
                                                     =======    =======    ========    =======

                            See accompanying notes.

                      TRANSWESTERN PUBLISHING COMPANY LLC

                            STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS
                                                                ENDED JANUARY 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ (10,707)   $  4,626
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Extraordinary item........................................      4,791          --
  Depreciation and amortization.............................      4,940       4,723
  Amortization of deferred debt issuance costs..............        652         533
  Provision for doubtful accounts...........................      5,601       5,988
  Changes in operating assets and liabilities, net of
     effects of purchase of directories:
     Trade receivables......................................      5,119        (320)
     Write-off of doubtful accounts.........................     (5,417)     (5,332)
     Recoveries of doubtful accounts........................        382         507
     Deferred directory costs...............................     (2,547)     (1,892)
     Other current assets...................................       (416)        160
     Accounts payable.......................................       (887)       (302)
     Accrued liabilities....................................        (36)     (1,349)
     Accrued interest, non current..........................      2,517          --
     Customer deposits......................................      4,608       2,143
                                                              ---------    --------
Net cash provided by operating activities...................      8,600       9,486
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
  improvements..............................................       (794)       (316)
Increase in other assets....................................    (12,232)         --
Payment for purchase of directories.........................         --      (2,558)
                                                              ---------    --------
Net cash used for investing activities......................    (13,026)     (2,874)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
  Senior Term Loan..........................................     85,000          --
  Revolving Credit Facility.................................     34,173      19,800
  9 5/8% Senior Subordinated Notes..........................    100,000          --
  Senior Subordinated Facility..............................     75,000          --
Repayments of long-term debt:
  Revolving Credit Facility.................................    (38,478)    (16,075)
  Senior Subordinated Facility..............................    (75,000)         --
  Senior Term Loan..........................................    (73,100)     (6,000)
Equity transaction costs....................................     (3,858)         --
Contributions from member...................................     85,756          --
Distributions to member.....................................   (176,481)     (4,201)
                                                              ---------    --------
Net cash provided by (used for) financing activities........     13,012      (6,476)
                                                              ---------    --------
Net increase in cash........................................      8,586         136
Cash at beginning of period.................................      1,254       1,320
                                                              ---------    --------
Cash at end of period.......................................  $   9,840    $  1,456
                                                              =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $   5,781    $  5,510
                                                              =========    ========

                            See accompanying notes.

                      TRANSWESTERN PUBLISHING COMPANY LLC

                         NOTES TO FINANCIAL STATEMENTS
                     (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

 1. BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS ACTIVITIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (SEC File No. 333-42085), which became effective on March 3, 1998.

     In November 1997, TransWestern Publishing Company, L.P. (the "Partnership") changed its name to TransWestern Holdings L.P. ("Holdings") and formed and contributed substantially all of its assets to TransWestern Publishing Company LLC ("TransWestern" or the "Company"). TransWestern assumed or guaranteed all of the liabilities of the Partnership. As a result, Holdings' only assets consist of TransWestern's Member Units (as defined) and all of Capital's (as defined) capital stock. All of the operations that were previously conducted by the Partnership are now being conducted by TransWestern. Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and the Company has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations.

     The membership interests of TransWestern consist of a single class of authorized common units (the "Member Units"). Holdings is the sole member of TransWestern and accordingly, holds all 1,000 of the issued and outstanding Member Units.

     The general partner of Holdings is TransWestern Communications Company, Inc. ("TCC"), which held approximately 1.0% of Holdings outstanding partnership units in the period from formation of the Partnership (1993) through September 1997. Upon the consummation of the Recapitalization (as defined) in October 1997, TCC held approximately 1.7% of Holdings outstanding partnership units.

     The accompanying financial statements give retroactive effect to the formation of the Company and the contribution of assets and liabilities by Holdings as if these events had occurred on the date of the Partnership's formation. The accompanying financial statements present the historical financial position and results of operations of TransWestern.

     TransWestern publishes and distributes local yellow page directories in thirteen states.

 2. RECAPITALIZATION TRANSACTION

     In October 1997, the Partnership completed a $312,700 Recapitalization Transaction (the "Recapitalization"). In the Recapitalization, new investors including Thomas H. Lee Equity Fund III, L.P. and its affiliates and other investors, the existing limited partners of the Partnership and the Partnership's senior managers invested new and continuing capital of $130,009 in the Partnership and TCC. The proceeds of the equity investment together with approximately $182,700 of senior and senior subordinated debt financing were used (i) for $224,500 of consideration of which $174,300 was used to redeem a portion of the limited partnership interests from existing limited partners,
(ii) to repay $75,600 outstanding under credit facilities in existence since 1995, (iii) to pay $10,600 of fees and expenses associated with the Recapitalization and (iv) for $2,000 for general corporate purposes, including working capital.

     The Recapitalization was financed with (i) borrowings of $107,700 under a $125,000 (maximum) variable interest rate Senior Credit Facility (the "Senior Credit Facility") and (ii) borrowings of $75,000

                      TRANSWESTERN PUBLISHING COMPANY LLC

                     (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

 2. RECAPITALIZATION TRANSACTION (CONTINUED) under a Senior Subordinated Financing Facility (the "Senior Subordinated Facility"). The assets and liabilities of the Company are stated at historical cost and were not revalued to fair market value at the date of the Recapitalization. As a result of the Recapitalization, Thomas H. Lee Equity Fund III, L.P. and its affiliates collectively own approximately 59% of the equity of the Partnership.

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition, Deferred Directory Costs and Customer Deposits

     Revenues from the sale of advertising placed in each directory are recognized upon the distribution of directories in their individual market areas. Advance payments received for directory advertising are shown as customer deposits in the accompanying balance sheets. Expenditures directly related to sales, production, printing and distribution of directories are capitalized as deferred directory costs and matched against related revenues upon directory distribution.

  Concentration of Credit Risk

     Credit is extended based upon customer collection history and generally a deposit is required. The Company is not subject to a concentration of credit risk due to the geographic and economic diversity of its customer base, however credit losses have represented a cost of doing business due to the nature of the customer base (predominantly small businesses) and the use of extended credit terms.

     A provision for doubtful accounts based on historical experience is recorded at the time revenue is recognized for individual directories. Actual write-offs are taken against the allowance when management determines that an account is uncollectible. In general, management makes this determination when an account has declared bankruptcy, has gone out of business or fails to renew advertising for the following year's directory.

 4. FINANCIAL STATEMENT DETAILS

  Property, Equipment and Leasehold Improvements (in thousands)

                                                        APRIL 30,    JANUARY 31,
                                                          1997          1998
                                                        ---------    -----------
                                                                     (UNAUDITED)
Computer and office equipment.........................   $ 4,335       $ 5,001
Furniture and fixtures................................     1,370         1,471
Leasehold improvements................................       233           260
                                                         -------       -------
                                                           5,938         6,732
Less accumulated depreciation and amortization........    (3,098)       (3,927)
                                                         -------       -------
                                                         $ 2,840       $ 2,805
                                                         =======       =======

  Acquired Intangibles (in thousands)

                                                       APRIL 30,    JANUARY 31,
                                                         1997          1998
                                                       ---------    -----------
                                                                    (UNAUDITED)
Customer Base........................................  $ 27,693      $ 35,645
Less accumulated amortization........................   (15,600)      (19,669)
                                                       --------      --------
                                                       $ 12,093      $ 15,976
                                                       ========      ========

                      TRANSWESTERN PUBLISHING COMPANY LLC

                     (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

 4. FINANCIAL STATEMENT DETAILS (CONTINUED)
  Other Assets (in thousands)

                                                        APRIL 30,    JANUARY 31,
                                                          1997          1998
                                                        ---------    -----------
                                                                     (UNAUDITED)
Debt issuance costs...................................   $ 2,827       $ 8,804
Other.................................................       264           629
                                                         -------       -------
                                                           3,091         9,433
Less accumulated amortization.........................    (1,256)         (486)
                                                         -------       -------
                                                         $ 1,835       $ 8,947
                                                         =======       =======

 5. FINANCING ARRANGEMENTS

     Long-term financing arrangements consist of the following (in thousands):

                                                        APRIL 30,    JANUARY 31,
                                                          1997          1998
                                                        ---------    -----------
                                                                     (UNAUDITED)
9 5/8% Senior Subordinated Notes......................   $    --      $100,000
Senior Credit Facility:
  Senior Term Loan....................................    68,100        80,000
  Revolving loan......................................     9,400         5,600
Other notes payable...................................       935           696
                                                         -------      --------
                                                          78,435       186,296
Less current portion..................................    10,921         2,821
                                                         -------      --------
Senior Term Loan......................................   $67,514      $183,475
                                                         =======      ========

     Fees. In connection with the Recapitalization, the Company incurred loan fees of $10.6 million, $3.3 million for the Senior Credit Facility, $3.4 million for the Senior Subordinated Facility, and $3.9 million for transaction costs. Of the $10.6 million, $7.2 million was capitalized as other assets in the accompanying balance sheet at January 31, 1998. The $3.4 million was subsequently written-off as an extraordinary item (see discussion below). Capitalized Loan Fees are amortized over the term of the related debt using the weighted-average beginning balance method (which approximates the interest method).

SENIOR CREDIT FACILITY

     In connection with the Recapitalization, the Company entered into the Senior Credit Facility with Canadian Imperial Bank of Commerce ("CIBC"), First Union National Bank ("First Union") and other lenders, pursuant to which the Company may borrow up to $125.0 million consisting of a revolving credit facility of up to $40.0 million (the "Revolving Credit Facility") and Senior Term Loan in an aggregate principal amount of $85.0 million (the "Senior Term Loan").

                      TRANSWESTERN PUBLISHING COMPANY LLC

                     (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

 5. FINANCING ARRANGEMENTS (CONTINUED)
     Repayment. Commitments under the Revolving Credit Facility will be reduced on a quarterly basis commencing on January 1, 2000 and the Senior Term Loan will be amortized on a quarterly basis commencing, January 1, 1998 each in accordance with the following schedule:

                                                       SENIOR         REVOLVING
                        DATE                          TERM LOAN    CREDIT FACILITY
                        ----                          ---------    ---------------
                                                         (DOLLARS IN THOUSANDS)
1998................................................  2$,125...        $    --
1999................................................     2,125              --
2000................................................     2,125           6,000
2001................................................     2,125           6,000
2002................................................     2,125           6,000
2003................................................    27,625          22,000
2004................................................    46,750              --
                                                       -------         -------
          Total.....................................   $85,000         $40,000
                                                       =======         =======

     Security; Guaranty. The Revolving Credit Facility and the Senior Term Loan are secured by a first priority lien on substantially all of the properties and assets of the Company and its future subsidiaries, including a pledge of all of the shares of the Company's future subsidiaries. Future subsidiaries of the Company (if any) will be required to guarantee the Revolving Credit Facility and the Senior Term Loan.

     Covenants. The Senior Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or repurchase debt, (iii) incur liens and engage in sale lease-back transactions,
(iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements, (vii) make capital expenditures, (viii) engage in mergers, acquisitions and asset sales, (ix) transact with affiliates, (x) alter its line of business, (xi) enter into guarantees of indebtedness, and (xii) make optional payments on or modify the terms of subordinated debt. The Company must also make certain customary indemnifications of the lenders and their agents and will also be required to comply with financial covenants with respect to: (a) a minimum interest coverage ratio, (b) a minimum EBITDA (as defined in the Senior Credit Facility), (c) a maximum leverage ratio, and (d) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants.

SENIOR SUBORDINATED FACILITY

     In connection with the Recapitalization, the Company also entered into the Senior Subordinated Facility with CIBC and First Union. The Company initially borrowed $75.0 million under this agreement in October 1997 and capitalized associated loan fees of $3.4 million. Upon the issuance of the $100 million of 9 5/8% Senior Subordinated Notes in November 1997, (see discussion below), the Company exercised its permitted redemption rights under this agreement and prepaid the $75.0 million principal balance outstanding under the agreement and the agreement was terminated. In connection with the redemption, the capitalized loan fees of $3.4 million were written off as an extraordinary expense and is included in the results of operations for the Company in the three and nine month periods ended January 31, 1998.

9 5/8% SENIOR SUBORDINATED NOTES

     On November 12, 1997, the Company issued $100.0 million of 9 5/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") to various investors and used a portion of the proceeds from the Senior Subordinated Notes to repay existing indebtedness under the Senior Subordinated Facility.

     Interest on the Senior Subordinated Notes is payable in cash semiannually on each May 15 and November 15, commencing May 15, 1998. The Senior Subordinated Notes mature on November 15, 2007.

                      TRANSWESTERN PUBLISHING COMPANY LLC

                     (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

 5. FINANCING ARRANGEMENTS (CONTINUED)
     Repayment. The Company, will pay interest on the principal amount of the Senior Subordinated Notes semiannually on May 15 and November 15 of each year commencing on May 15, 1998, at the rate of 9 5/8% per annum. Interest is computed on the basis of a 360-day year of twelve 30-day months. Interest on the Senior Subordinated Notes will accrue from the most recent date to which interest is paid or, if no interest is paid, from the date of the original issuance of the Senior Subordinated Notes. The Company will pay interest on overdue principal (including post-petition interest in a proceeding under any Bankruptcy Law), and overdue interest, to the extent lawful, at the rate specified in the Senior Subordinated Notes.

     Covenants. The Senior Subordinated Indenture contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt; (iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) transact with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of subordinated debt; (viii) restrict preferred and capital stock of subsidiaries and (ix) declare dividends or redeem or repurchase capital stock.

 6. DIRECTORY ACQUISITIONS

     On February 2, 1998, the Company acquired eight directories from Mast Advertising and Publishing, Inc. ("Mast") for cash of approximately $7.7 million and a $265,000 promissory note due in one year. In connection with the acquisition, the Company also assumed certain liabilities of Mast totaling approximately $1,095,000. The acquisition has been accounted for as an asset purchase and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows:

Customer List...............................................  $8,058,000
Deferred directory costs....................................     258,000
Other current and non-current assets........................     778,000

     Assuming that the acquisition of Mast Advertising & Publishing, Inc. had occurred on the first day of the Company's nine month period ended January 31, 1998 and fiscal year ended April 30, 1997, the unaudited pro forma results of operations would be as follows:

                                                         JANUARY 31,    APRIL 30,
                                                            1998          1997
                                                         -----------    ---------
                                                               (UNAUDITED)
Net revenues...........................................   $ 63,727       $95,882
Net income (loss)......................................    (10,832)       10,517

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles.

 7. SUBSEQUENT EVENT

     On March 3, 1998, the Company commenced an exchange offer to exchange $100 million of aggregate principal amount outstanding of the 9 5/8% Senior Subordinated Notes (the "Old Notes") for $100 million of aggregate principal of Series B 9 5/8% Senior Subordinated Notes due 2007 (the "Exchange Notes"). The form and terms of the Exchange Notes are the same as the form and term of the Old Notes except that (i) the Exchange Notes will bear a Series B designation and (ii) the Exchange Notes have been registered under the Securities Act of 1933 as amended and therefore, will not bear legends restricting the transfer thereof. The Exchange Notes evidence the same debt as the Old Notes (which they replace). The Exchange offer expires on April 3, 1998 unless extended by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership was formed in May 1993 to acquire the TransWestern business from US West. In November, 1997, the Partnership formed and contributed substantially all of its assets to TransWestern Publishing Company LLC, TransWestern assumed or guaranteed all of the liabilities of the Partnership, and the Partnership changed its name to TransWestern Holdings L.P. All of the operations that were previously conducted by the Partnership are now being conducted by TransWestern.

     The Company recognizes net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All other operating costs are recognized during the period when incurred. As the number of directories increases, the publication schedule is periodically adjusted to accommodate new books. In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, the Company's directories may be published in a month earlier or later than the previous year previous year which may move recognition of related revenues from one fiscal quarter or year to another. Year to year results depend on both timing and performance factors.

     Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, the Company's bookings and cash collection activities generally occur at a steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts vary less than net revenues or EBITDA:

                                                    YEAR ENDING APRIL 30, 1998
                                              ---------------------------------------
                                              1ST QUARTER   2ND QUARTER   3RD QUARTER
                                              -----------   -----------   -----------
Net revenues...............................      $19.2         $19.1         $21.9
EBITDA(a)..................................      $ 4.0         $ 3.3         $ 6.2
Bookings(b)................................      $22.7         $27.2         $23.0
Advance payments...........................      $11.1         $11.8         $11.0
Total cash receipts(c).....................      $22.6         $24.1         $20.4

---------------

(a) "EBITDA" is defined as income (loss) before extraordinary item plus interest expense, discretionary contributions to the Company's Equity Compensation Plan (such contributions represent special distributions to the Company's Equity Compensation Plan in connection with refinancing transactions) and depreciation and amortization and is consistent with the definition of EBITDA in the Senior Subordinated Indenture and in the Senior Credit Facility. EBITDA is not a measure of performance under generally accepted accounting principles (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

(b) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year.

(c) Includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percentage of revenue for the periods indicated:

                                                       THREE MONTHS             NINE MONTHS
                                                    ENDED JANUARY 31,        ENDED JANUARY 31,
                                                    ------------------      --------------------
                                                     1998       1997          1998        1997
                                                    -------    -------      --------    --------
Net revenues......................................   100.0%     100.0%         100.0%      100.0%
Cost of revenue...................................    20.5       20.3           22.7        22.4
                                                    ------     ------       --------    --------
Gross profit......................................    79.5       79.7           77.3        77.6
Sales and marketing...............................    40.9       39.0           43.3        40.7
General and administrative........................    18.4       18.2           19.8        19.7
Contribution to Equity Compensation Plan..........     0.0        0.0            9.2         0.0
                                                    ------     ------       --------    --------
Income from operations............................    20.2%      22.5%           4.9%       17.2%
                                                    ======     ======       ========    ========
EBITDA data(a):
  Income (loss) before extraordinary item.........  $   (8)    $3,342       $ (5,916)   $ (4,626)
  Interest expense................................   4,561      1,951          8,894       5,979
  Contribution to Equity Compensation Plan........      --         --          5,543          --
  Depreciation and amortization...................   1,666      1,601          4,940       4,723
                                                    ------     ------       --------    --------
EBITDA(a).........................................  $6,219     $6,894       $ 13,461    $ 15,329
                                                    ======     ======       ========    ========
EBITDA Margin(b)..................................    28.3%      29.3%          22.4%       24.9%

---------------

(a) "EBITDA" is defined as income (loss) before extraordinary item plus interest expense, discretionary contributions to the Company's Equity Compensation Plan (such contributions represent special distributions to the Company's Equity Compensation Plan in connection with refinancing transactions) and depreciation and amortization and is consistent with the definition of EBITDA in the Senior Subordinated Indenture and in the Senior Credit Facility. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin also provides a valuable indication of the Company's ability to generate cash flows available for debt service.

     THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

     Net revenue decreased $1.5 million, from $23.5 million for the three months ended January 31, 1997 to $22.0 million during the same three month period of fiscal 1998. The Company published 34 directories during both periods of fiscal 1997 and fiscal 1998, 30 of which were the same directories. Revenue for the same 30 directories increased $1.7 million or 10.1% for the three month period.

     Cost of revenues for the three months ended January 31, 1998 decreased $268,000 to $4.5 million from $4.8 million for the same period in fiscal 1997 primarily due to lower costs for the same 30 directories. Cost of revenues for the same 30 directories published in both periods decreased $194,000, from 19.6% of revenue to 16.7% and was attributable to a reduction in printing and distribution expenses.

     Gross profit for the three months ended January 31, 1998 decreased $1.3 million, to $17.4 million from $18.7 million for the same period in fiscal 1997 due primarily to changes in the publication schedule. These timing changes led to the publication during the three months ended January 31, 1998 of four directories with lower profit contributions than the four published during the same period in fiscal 1997, the effect of which was partially offset by an increase in gross profits of $1.8 million, or 14.7%, for the same 30 directories published in both periods. Gross margin decreased from 79.7% during the three months ended January 31, 1997 to 79.5% during the same period in fiscal 1998.

     Sales and marketing expense decreased $187,000 from $9.2 million for the three months ended January 31, 1997 to $9.0 million for the same period in fiscal 1998. This decrease was attributable to the change in the mix of directories published. Selling costs for the same 30 directories published in both periods increased $353,000, or 10.8%. The provision for bad debt as a percentage of net revenues decreased from 9.2% to 8.0% due to the change in the mix of directories published. Sales and marketing expense as a percentage of net revenues increased from 39.0% during the three months ended January 31, 1997 to 40.9% during the same period in fiscal 1998 due to an increase in the number of sales representatives selling advertising for the same 30 books and an increase in sales management costs.

     General and administrative expense decreased $249,000 from $4.3 million in the three months ended January 31, 1997 to $4.0 million in the same period of fiscal 1998 as a result of a miscellaneous spending reductions. General and administrative expense as a percentage of net revenues increased from 18.2% for the three months ended January 31, 1997 to 18.4% during the same period in fiscal 1998.

     As a result of the above factors, income (loss) from operations decreased $844,000, from $5.3 million for the three months ended January 31, 1997 to $4.4 million for the same period in fiscal 1998. Income (loss) from operations as a percentage of net revenues decreased from 22.5% during the three months ended January 31, 1997 to 20.2% during the same period of fiscal 1998.

     Interest expense increased $2.6 million from $2.0 million for the three months ended January 31, 1997 to $4.6 million in fiscal 1998 due to the higher debt levels resulting from the Recapitalization.

     As a result of the above factors, income (loss) before extraordinary item decreased $3.3 million from $3.3 million for the three months ended January 31, 1997 to break-even in fiscal 1998.

     Extraordinary item charges of $3.4 million in the three month period ended January 31, 1998 were associated with the Recapitalization and consisted of loan fees related to the Senior Subordinated Facility. Upon the issuance of the Senior Subordinated Notes, amounts owed by the Company were repaid and the Senior Subordinated Facility was terminated and, accordingly, such fees were written-off.

     NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1997

     The Company's financial results were affected by changes in the publishing schedule during the first nine months of fiscal 1998 compared to the same period in fiscal 1997, resulting in differences in the number and mix of directories published. As a result, interim results are not indicative of results that may be expected for the entire year.

     Net revenue decreased $1.3 million, from $61.5 million for the first nine months of fiscal 1997 to $60.2 million during the first nine months of 1998. The Company published 91 directories during the first nine months of fiscal 1998 and 83 directories during the first nine months of fiscal 1997. The decrease in net revenues was due to $5.8 million from publication timing changes resulting in the publication dates for 11 directories moving into the period and the publication dates for seven directories moving out of the period and was offset by $0.6 million of net revenue attributable to four new directories added in the nine months ended January 31, 1998 and $3.8 million year to year net revenue growth of the same 76 directories published during both periods.

     Same book revenue growth for the 76 directories published in both periods was 7.3% and the average revenue per account was 5.6% higher in the first nine months of fiscal 1998 than in the first nine months of fiscal 1997.

     Cost of revenues for the first nine months of fiscal 1998 of $13.7 million decreased by $92,000 from $13.8 million for the same period in fiscal 1997, primarily due to changes in the mix of publications. Cost of revenues for the same 76 directories published in both periods decreased $0.5 million, from 19.6% of revenue to 17.3% and was attributable to a reduction in printing and distribution expenses.

     Gross profit for the nine months ended January 31, 1998 decreased $1.3 million, to $46.5 million from $47.8 million for the same period in fiscal 1997 due primarily to changes in the publication schedule. These timing changes led to the publication during the first nine months of fiscal 1998 of more directories with lower profit contributions than those published during the same period in fiscal 1997, the effect of which was partially offset by an increase in gross profits of $4.1 million, or 10.5%, for the same 76 directories published in both periods. Gross margin decreased from 77.6% during the first nine months of fiscal 1997 to 77.3% during the same period in fiscal 1998.

     Sales and marketing expense increased $1.0 million from $25.1 million for the first nine months of fiscal 1997 to $26.1 million for the same period in fiscal 1998. This increase was attributable to increased selling costs of $1.1 million for the same 76 directories published in both periods and $0.4 million for the four new directories partially offset by reduced bad debt of $261,000 and $301,000 attributable to directory timing changes. The provision for bad debt as a percentage of net revenues decreased from 8.9% to 8.7% due to the change in the mix of directories published. Sales and marketing expense as a percentage of net revenues increased from 40.7% during the first nine months of fiscal 1997 to 43.3% during the same period in fiscal 1998 due to an increase in the number of sales representatives selling advertising for the same 76 books, an increase in sales management costs and higher start-up selling costs for the four new directories.

     General and administrative expense increased $226,000 from $11.9 million in the first nine months of fiscal 1997 to $12.1 million in the same period of fiscal 1998 as a result of reductions in overall miscellaneous expense. General and administrative expense as a percentage of net revenues remained flat at 19.8% for both periods.

     The contribution to the equity compensation plan of $5.5 million made in the first nine months of fiscal 1998 was in connection with the Recapitalization. There were no contributions to the equity compensation plan made in the first nine months of fiscal 1997.

     As a result of the above factors, income (loss) from operations decreased $7.6 million, from $10.6 million for the first nine months of fiscal 1997 to $3.0 million for the same period in fiscal 1998. Income (loss) from operations as a percentage of net revenues decreased from 17.2% during the first nine months of fiscal 1997 to 4.9% during the same period of fiscal 1998.

     Interest expense increased $2.9 million from $6.0 million for the first nine months of fiscal 1997 to $8.9 million in the same period of fiscal 1998 due to the higher debt levels resulting from the Recapitalization.

     Income (loss) before extraordinary item decreased $10.5 million from $4.6 million for the first nine months of fiscal 1997 to ($5.9) million in fiscal 1998.

     Extraordinary item charges of $4.8 million in the nine month period ended January 31, 1998 were recorded in connection with the Recapitalization and consisted of $1.4 million of unamortized debt issuance costs related to the repayment of debt prior to maturity and $3.4 million of unamortized loan fees associated with the Senior Subordinated Facility.

  Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $8.6 million in the nine months ended January 31, 1998 as compared to approximately $9.5 million in the same period in 1997. The $1.0 million decline in operating cash flow resulted from the $15.3 million decrease in operating results partially offset by a combination of sources totaling $14.4 million. The primary sources of cash were a reduction of receivables and an increase in customer deposits totaling $7.9 million, non-cash charges related to the Recapitalization totaling $4.8 million and a $2.5 million increase in accrued interest. Receivables were favorably impacted by higher customer advance payments and improvements in collections of customer accounts. Write-offs of $1.4 million in unamortized debt issuance costs related to repayment of debt prior to maturity and $3.4 million in Senior Subordinated Facility fees related to the Recapitalization accounted for the $4.8 million extraordi-nary items. The change in accrued interest is primarily due to the Recapitalization which caused substantial changes in the amount and timing of interest payments. Publication timing changes and a change in the mix of directories published resulted in a reduced provision for doubtful accounts which was partially offset by higher depreciation and amortization expense related to acquisitions and amortization of deferred debt issuance costs resulting from the Recapitalization.

     Net cash used by investing activities was approximately $13.0 million in the nine months ended January 31, 1998 as compared to approximately $2.9 million in the same period in 1997. This $10.2 million increase in use of funds was primarily the result of debt issuance costs related to the Recapitalization partially offset by reductions in cash paid for directory acquisitions compared to 1997.

     Net cash provided used for financing activities was approximately $13.0 million in the first nine months of fiscal 1998 as compared to approximately $6.5 million in the same period in 1997. This $19.5 million increase was primarily the result of net proceeds from the Recapitalization.

     The Company's principal sources of funds following the Recapitalization are anticipated to be cash flows from operating activities and borrowings under the Revolving Credit Facility. The Company believes that these sources of funds will provide it with sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of debt principal and interest on the Senior Subordinated Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, the Company may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available. As of January 31, 1998 the Company's total indebtedness was $186.3 million. The indebtedness consisted of $80.0 million on the Senior Term Loan, $5.6 million on the Revolving Credit Facility, $100.0 million of the 9 5/8% Senior Subordinated Notes and $0.7 million of Seller Notes related to directory acquisitions.

     As of January 31, 1998 the Company had cash and cash equivalents totaling approximately $9.8 million and an available balance on the Revolving Credit Facility of $34.4 million. In February 1998, the Company purchased certain tangible and intangible assets of Mast Advertising & Publishing, Inc. for cash due at funding of $7,734. The acquisition funding occurred on February 2, 1998 and was funded solely from the cash on-hand as of January 31, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index
     2.1    Asset Purchase Agreement with Mast Advertising and
            Publishing, Inc. dated January 30, 1998+
     27.1   Financial Data Schedule

(B)  No reports on Form 8-K were filed during, the nine months ending
     January 31, 1998

---------------
+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on March 17, 1998 on their behalf by the undersigned thereunto duly authorized.

                                        TRANSWESTERN PUBLISHING COMPANY LLC
                                        ----------------------------------------
                                                      (Registrant)

                                        By:         /s/  Joan M. Fiorito

                                           -------------------------------------
                                           Name: Joan M. Fiorito
                                           Title:  Vice President, Chief
                                            Financial Officer
                                                  (Principal Financial and
                                            Accounting Officer)

                                           TWP CAPITAL CORP. II
                                           -------------------------------------
                                                       (Registrant)

                                        By:         /s/  Joan M. Fiorito

                                           -------------------------------------
                                           Name: Joan M. Fiorito
                                           Title:  Vice President, Chief
                                            Financial Officer
                                                  (Principal Financial and
                                            Accounting Officer)