Form 10-K
period 1998-04-30
TRANSWESTERN HOLDINGS LP
filed 1998-07-27
CIK 1050935

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended April 30, 1998.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission File Number 333-42117
                           TRANSWESTERN HOLDINGS L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            33-0560667
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)
                                ----------------

       8344 CLAIREMONT MESA BOULEVARD                             92111
           SAN DIEGO, CALIFORNIA                                (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 467-2800

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

     TITLE OF CLASS                  NAME OF EXCHANGE ON WHICH REGISTERED
     --------------                  ------------------------------------
          N/A                                         N/A

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [X] No

================================================================================

                           TRANSWESTERN HOLDINGS L.P.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
                                     PART I
ITEM 1      Business.............................................................     2
ITEM 2      Properties...........................................................     6
ITEM 3      Legal Proceedings....................................................     7
ITEM 4      Submission of Matters to a Vote of Security Holders..................     7

                                     PART II

ITEM 5      Market for Holding's Common Equity and Related
            Security Holder Matters..............................................     7
ITEM 6      Selected Consolidated Financial Data.................................     9
ITEM 7      Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations........................    11
ITEM 7A     Quantitative and Qualitative Disclosure about Market Risk............    12
ITEM 8      Consolidated Financial Statements and Supplementary Data.............    17
ITEM 9      Changes in and Disagreements With Accountants on Accounting
            and Consolidated Financial Disclosure................................    17

                                    PART III

ITEM 10     Directors and Executive Officers of Holdings.........................    18
ITEM 11     Executive Compensation...............................................    20
ITEM 12     Security Ownership of Certain Beneficial Owners and Management.......    23
ITEM 13     Certain Relationships and Related Transactions.......................    24

                                     PART IV

ITEM 14     Exhibits, Consolidated Financial Statement Schedules and
            Reports on Form 8-K..................................................    29
            Signatures...........................................................    31

This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for TransWestern Publishing Company LLC ("TransWestern" or the "Company") , the wholly-owned operating subsidiary of TransWestern Holdings L.P. may differ materially from those discussed here. Additional information concerning factors that could cause or contribute to such differences can be found in this Annual Report on Form 10-K, Part II, Item 7 entitled "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report. Unless otherwise specified herein, all market and industry data relating to independent yellow pages directory publishers are based on information provided by Cowles/Simba Information, an independent market research firm, as adjusted to reflect the Company's actual performance and events known to the Company, including recent acquisitions and dispositions of directories by certain of the publishers listed therein, and all other market and industry data have been obtained from the Yellow Pages Publishers Association, an independent trade association.

                                     PART I

ITEM 1.    BUSINESS

     The Company is one of the largest independent yellow pages directory publishers in the United States. The Company has 148 directories which serve communities in the 13 states of California, Connecticut, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New York, Ohio, Oklahoma, Tennessee and Texas. The Company's presence in its markets is well-established; more than 70% of its directories have been in publication for more than 10 years. The Company's revenues are derived from the sale of advertising to a diversified base of over 97,000 accounts (a single customer that advertises in more than one directory is counted as a separate account for each directory in which it advertises) consisting primarily of small to medium-sized local businesses. Yellow pages are an important advertising medium for local businesses due to their low advertising cost, widespread distribution, lasting presence, and high consumer usage.

     TransWestern Publishing Company, L.P. (the "Partnership") was formed in 1993 to acquire the TransWestern Publishing division of US West Marketing Resources Group, Inc. (the "1993 Acquisition") and in October 1997, the Partnership completed a $312.7 million recapitalization (the "Recapitalization"). See "Certain Relationships and Related Transactions -- Recapitalization." In November 1997, the Partnership formed and contributed substantially all of its assets to the Company, the Company assumed or guaranteed all of the liabilities of the Partnership (the "Asset Drop-Down"), and the Partnership changed its name to TransWestern Holdings L.P. ("Holdings"). As a result of the Asset Drop-Down, Holdings' only assets are all of the Company's membership interests and all of the outstanding capital stock of TWP Capital Corp. All of the operations that were previously conducted by the Partnership are now being conducted by the Company.

     Since the 1993 Acquisition, the Company has acquired 32 directories in California, Indiana, Kentucky, Massachusetts, Michigan, Ohio, New York and Tennessee. On February 2, 1998, the Company acquired eight directories from Mast Advertising and Publishing, Inc. ("Mast") for approximately $9.0 million. The purchase price consisted of (i) approximately $7.7 million of cash, (ii) a $265,000 promissory note due in one year from the Company to Mast (subject to adjustment based on the actual bad debt experience of the acquired directories) and (iii) certain assumed liabilities of approximately $1.0 million. The cash portion of the purchase price is subject to further adjustment based on the actual net costs of the acquired directories. Six of the acquired directories are located in northern Ohio and southern Michigan and serve the Toledo and Columbus areas, and two of the acquired directories are contiguous with the Nashville Market. The Company retained 2 area sales managers and 22 account executives associated with the acquired directories. The eight directories generated approximately $4.7 million of net revenue in 1997.

     On July 16, 1998, the Company acquired all of the outstanding capital stock of Target Directories of Michigan, Inc. ("Target") for $5.2 million plus the book value of Target's assets as of the closing date. The cash portion of the purchase price was funded with borrowings under the revolving credit facility and is subject to further adjustment based on the actual net costs of the acquired directories. Target publishes two directories in Michigan adjacent to the Company's Monroe, MI directory. The Company retained one sales manager and approximately 13 account executives associated with the acquired directories. The two directories generate approximately $2.1 million of net revenue in 1997.

INDUSTRY OVERVIEW

     The United States yellow pages directory industry generated revenues of approximately $11.4 billion in 1997, with circulation of approximately 350 million directories. Yellow pages directories are published by both telephone utilities and, in many markets, independent directory publishers, such as the Company, which are not affiliated with the telephone service provider. More than 250 independent directory publishers circulated over 100 million directories and generated an estimated $722 million in revenues during 1997. Between 1992 and 1997, while industry-wide yellow pages advertising revenues grew at a compound annual rate of 4.2%, advertising revenues of independent directories grew at a compound annual rate of approximately 6.4%. Concurrent with the overall expansion of the yellow pages advertising market, independent directory publishers have steadily increased their market share from 5.7% in 1992 to 6.4% in 1997. This has occurred because the diverse needs of both consumers and advertisers are often not satisfied by a single utility directory.

     Yellow pages directories accounted for approximately 6.1% of total advertising spending in 1997 and compete with all other forms of media advertising, including television, radio, newspapers and direct mail. In general, media advertising may be divided into three categories: (i) market development or image advertising (e.g., television, radio and newspapers), (ii) direct response sales promotion (e.g., direct mail), and (iii) point of purchase or directional advertising (e.g., classified directories). Yellow pages directories are primarily directional advertising because they are used either at home or in the workplace when consumers are contemplating a purchase or in need of a service.

     The independent publisher segment of the yellow pages industry is highly fragmented and growing. There are approximately 250 independent yellow pages publishers in the United States and the five largest independent publishers accounted for 67% of 1997 revenues in the independent publisher segment. Successful independent publishers effectively compete with telephone utilities by differentiating their product based on geographical market segmentation, pricing strategy and enhanced product features. To maximize both advertiser value and consumer usage, independent directory publishers target their directory coverage areas based on consumer shopping patterns. In contrast, most directories published by telephone utilities coincide with their telephone service territories, which may incorporate multiple local markets or only portions of a single market. Also, independent publishers generally offer yellow pages advertisements at a significant discount to the price that competing telephone utilities usually charge. As a result, independent yellow pages directories allow local advertisers to better target their desired market and are often more useful for consumers.

     Independent yellow pages publishers generally compete in suburban and rural markets more than major urban markets, where the high distribution quantities for each edition create a barrier to entry. In most markets, independent directory publishers compete with the telephone utility and with one or more independent yellow pages publishers. In markets where two or more directory publishers compete, advertisers frequently purchase advertisements in multiple directories.

MARKETS SERVED

     The Company publishes 148 yellow pages directories serving distinct communities in 13 states, including California, Connecticut, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New York, Ohio, Oklahoma, Tennessee and Texas. The Company's directories are generally well-established in their local communities and are clustered in contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies.

     The Company's net revenues are not materially concentrated in any single directory, industry, geographic region or customer. In fiscal 1998, the Company served approximately 97,000 active accounts with its top 1,000 accounts representing less than 17% of net revenues and no single directory accounting for more than 5% of net revenues. Approximately 95% of the Company's net revenues are derived from local accounts with the remaining 5% coming from national companies advertising locally. The Company's high level of diversification reduces exposure to adverse regional economic conditions and provides additional stability in operating results. During fiscal 1998, the Company published 139 directories with a total circulation of approximately 7.6 million copies. The Company's geographic diversity is evidenced in the table below:

                           NUMBER OF DIRECTORIES                                 NET REVENUES
               -----------------------------------------     --------------------------------------------------
  REGION       F'93   F'94    F'95    F'96   F'97   F'98      F'93     F'94     F'95    F'96     F'97     F'98
  ------       -----------------------------------------     --------------------------------------------------
                                                                             (DOLLARS IN MILLIONS)
Northeast       34     37      39      42     45     46      $23.9    $26.2    $29.2   $33.1    $38.0   $  39.1
Central         25     26      28      35     42     50        9.9     11.2     12.5    14.8     19.7      23.5
Southwest       16     19      22      23     23     24       13.1     16.0     18.2    19.7     22.0      24.8
West            15     15      17      18     18     19        8.0      8.8      9.9    10.1     11.7      12.7
                --     --     ---     ---    ---    ---      -----    -----    -----   -----    -----   -------
Total           90     97     106     118    128    139      $54.9    $62.2    $69.8   $77.7    $91.4   $ 100.1
                ==     ==     ===     ===    ===    ===      =====    =====    =====   =====    =====   =======

PRODUCTS

     The Company's yellow pages directories are designed to meet the informational needs of consumers and the advertising needs of local businesses. Each directory consists of (i) a yellow pages section containing display advertisements and a listing of businesses by various headings, (ii) a white pages section listing the names, addresses, and phone numbers of residences and businesses in the area served, (iii) a community information section providing reference information about general community services such as listings for government offices, schools and hospitals, and (iv) a map of the geographic area covered by the directory.

     Advertising space is sold throughout the directory including in-column and display advertising space in the yellow pages, bold listings and business card listings in the white pages, banner advertising in the community pages, and image advertisements on the front, back, inside, and outside covers. The Company is also currently in the process of upgrading its production capacity to include options such as full color advertisements which generate significantly higher advertising rates. This diversity of product offerings enables the Company to create customized advertising programs that are responsive to specific customer needs and financial resources.

     The Company's directories are an efficient source of information for consumers. With over 2,000 headings in its directories and an expansive list of businesses by heading in each local market, the Company's directories are both comprehensive and conveniently organized. The Company's management believes that the completeness and accuracy of the data in a directory is essential to consumer acceptance.

     Although the Company remains primarily focused on its printed directories, it has recently initiated an Internet directory service. The Company has entered into a strategic alliance with InfoSpace Inc. to offer electronic directory services in each of its local markets. Under this strategic alliance, Infospace Inc. is responsible for the technical aspects of the alliance and the Company is providing local content and selling advertisement space in this electronic directory. This arrangement enables the Company to avoid technical risks which it is not presently staffed to manage and permits the Company to participate in any opportunities that develop through the Internet. Management believes that the Company's experience, reputation and account relationships within its local markets will help it successfully market this service. The Company began to test market its Internet product in March of 1998 in Houston, TX and Nashville, TN. Although the growing use of the Internet has not had an appreciable impact on the Company to date, management has not yet determined how, if at all, the Internet will impact its performance, prospects or operations. The Company cross promotes its Internet service and its printed directories. The Company's web site is at http://www.transwesternpub.com.

SALES AND MARKETING

     Yellow pages marketing is a direct sales business which requires both servicing existing accounts and developing new customers. Repeat customers comprise the Company's core account base and a number of these customers have advertised in the Company's directories for many years. On average, since fiscal 1993, accounts representing 88% of the prior year's net revenues for each directory have renewed their advertising program in the current edition of each directory. Management believes that this high revenue renewal rate reflects the importance of the Company's directories to its local accounts for whom yellow pages directory advertising is a principal form of advertising. In addition, yellow pages advertising often comprises an integral part of the local advertising strategy for larger national companies operating at the local level. Advertisers have a strong incentive to increase the size of their advertisement and to renew their advertising programs because advertisements are placed within each heading of a directory based first on size then on seniority. Generally, larger advertisements are more effective than smaller advertisements and advertisements placed near the beginning of a heading generate more responses than similarly sized advertisements placed further back in the heading.

     The Company also builds on its account base by generating new business leads from multiple sources including a comprehensive compilation of data about individual company advertising expenditures in competitive yellow page directories. The Company has developed a proprietary database of high potential customers based on each individual customer's yellow page advertising expenditures and focuses its sales resources on those potential customers. In support of this strategy, the Company has expanded its sales force from 223 employees at the end of fiscal 1993 to 443 employees as of April 30, 1998, representing an increase of approximately 100%. Management has observed a direct correlation between adding new sales force employees and revenue growth.

     The Company employs three executive vice presidents and 53 regional, district and area sales managers who, together, are responsible for supervising the activities of the account executives. The Company's 443 account executives generate virtually all of the Company's revenues and are responsible for servicing existing advertising accounts and developing new accounts within their assigned service areas.

     The Company has well-established practices and procedures to manage the productivity and effectiveness of its sales force. All new account executives complete a formal two-week training program and receive continuous on-the-job training through the regional sales management structure. Each account executive has a specified account assignment consisting of both new business leads and renewal accounts and is accountable for daily, weekly and monthly sales and advance payment goals. Account executives are compensated in the form of base salary, commissions and car allowance. Approximately 50% of total account executive compensation is in the form of commissions, such that sales force compensation is largely tied to sales performance and account collection. As of April 30, 1998, the Company employed approximately 680 people, 530 of whom were engaged in sales and sales support functions.

     The sales cycle of a directory varies based on the size of the revenue base and can extend from a few weeks to as long as six months. Once the canvass of customers for a directory is completed, the directory is "closed" and the advertisements are assembled into directories in the production cycle.

PRODUCTION AND DISTRIBUTION

     The Company develops a production planning guide for each directory, which is a comprehensive planning tool setting forth production specifications and the cost structure for that directory. Each production planning guide is incorporated into the Company's annual production schedule and serves as the foundation for the Company's annual budgeting process. Although the Company views its directories as annual publications, the actual interval between publications may vary from 11 to 13 months. New directory starts can be incorporated into the production schedule without significant disruption because directory production is staggered throughout the year. As of April 30, 1998, the Company had a production staff of approximately 90 full-time employees.

     The production process includes post-sales, national sales order processing, advertisement design and manufacturing, white pages licensing and production, yellow pages production, community pages production and pagination. Production operations are primarily managed in-house to minimize costs and to assure a high level of accuracy.

     After the in-house production process is complete, the directories are then sent to outside vendors to be printed. The Company does not print any of its directories but instead contracts with a limited number of printers to print and bind its directories. The Company contracts with two outside vendors to distribute its directories to each business and residence in its markets.

RAW MATERIALS

     The Company's principal raw material is paper. The Company used approximately 16.4, 17.6 and 18.2 million pounds of directory grade paper in its fiscal years ended April 30, 1996, 1997 and 1998, respectively, resulting in a total cost of paper during such periods of approximately of $6.0 million, $5.8 million and $5.7 million, respectively. The Company does not purchase paper directly from the paper mills; instead, the Company's printers purchase the paper on behalf of the Company at prices negotiated by the Company.

COMPETITION

     The yellow pages directory advertising business is highly competitive. There are over 250 independent publishers operating in competition with the regional Bell operating companies and other telephone utilities. In most markets, the Company competes not only with the local utilities, but also with one or more independent yellow pages publishers. Other media in competition with yellow pages for local business and professional advertising include newspapers, radio, television, billboards and direct mail.

INTELLECTUAL PROPERTY

     The Company has registered one trademark and one service mark used in its business. In addition, each of the Company's publications is protected under Federal copyright laws. Telephone utilities are required to license directory listings of names and telephone numbers that the Company then licenses for a set fee per name for use in its white pages listings. Total licensing fees paid by the Company were $1.1 million in fiscal 1998. In addition, the Company believes that the phrase "yellow pages" and the walking fingers logo are in the public domain in the United States. Otherwise, the Company believes that it owns or licenses the intellectual property rights necessary to conduct its business.

EMPLOYEES

     As of April 30, 1998, the Company employed approximately 680 full-time employees, none of whom are members of a union. The Company believes that it has good relations with its employees.

ITEM 2.    PROPERTIES

     The Company houses its corporate, administrative and production staff at its headquarters located at 8344 Clairemont Mesa Boulevard, San Diego, California. Information relating to the Company's corporate headquarters and other regional sales offices is set forth in the following table:

                                                                       SQUARE      TERM                 DESCRIPTION
     LOCATION                       ADDRESS                            FOOTAGE     EXPIRATION           OF USE
     --------                       -------                            -------     ----------           -----------
     San Diego, CA..........      8344 Clairemont Mesa Boulevard        35,824      10/31/03            Corporate/Office/
                                                                                                        Sales/Production
     Houston, TX............      11243 Fuqua                            9,600       3/31/01            Sales Office
     Elmsford, NY...........      150 Clearbrook Road                    8,775      12/31/00            Sales Office
     Albany, NY.............      501 New Karner Road, Suite 1           7,565       3/31/99            Sales Office
     Bedford, TX............      4001 Airport Fwy., Suite 230           5,697       7/31/00            Sales Office
     Louisville, KY.........      2300 Envoy Circle, #2301               5,600       3/31/02            Sales Office
     Highland, NY...........      7-9 Cummings Lane                      5,000       4/30/99            Sales Office
     Stamford, CT...........      333 Ludlow Street                      4,895       8/31/02            Sales Office
     Nashville, TN..........      2525 Perimeter Drive, Suite 105        3,637       5/31/01            Sales Office
     Oklahoma City, OK......      4901 W. Reno, Suite 800                2,931       6/30/02            Sales Office

     The Company leases 29 other sales offices for more remote sales areas and periodically leases small facilities for temporary storage of directories.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is a party to various litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holdings' partnership units, and it is not expected that such a market will develop in the future.

     As of June 30, 1998, Holdings had outstanding an aggregate of 1,270,456 Class A Common Units ("Class A Units"), 10,000 Class B Common Units ("Class B Units") and 659,660 Class E Common Units ("Class E Units").

     Distributions on Holdings' partnership units are governed by Holdings' Third Amended and Restated Partnership Agreement, as amended. The payments of distributions by Holdings is restricted by the indenture relating to its Series B 11 7/8% Senior Discount Notes due 2008 (the "Discount Notes"). In addition, the ability of Holdings' subsidiaries to distribute funds to Holdings for the payments of distributions is limited by the terms of certain of such subsidiaries' indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     In connection with the Recapitalization Holdings issued:

         (a) An aggregate of 830,787 Class A Units and 830,787 Preferred Units to the THL Parties (as defined herein), CIBC Merchant Fund (as defined herein) and CIVC Partners III for an aggregate of $85,010,708.

         (b) An aggregate of 292,937 Class A Units and 292,937 Preferred Units to Continental Illinois Venture Corporation and First Union Capital Partners in exchange for an aggregate of 1,325,839 old Class A Units.

         (c) An aggregate of 117,655 Class A Units and 117,655 Preferred Units to the 14 Management Investors that were investors in the Partnership prior to the Recapitalization and the former Chairman and Chief Executive Officer of the Partnership in exchange for an aggregate of 1,221,212 old Class A and E Units.

         (d) An aggregate of 7,203 Class A Units and 7,203 Preferred Units to the 11 Management Investors that were not investors in the Partnership prior to the Recapitalization for an aggregate amount of $737,087.

         (e) An aggregate of 8,500 Class B Units to the Management Investors for an aggregate of $8,500.

     The sales and issuances listed above in (a), (d) and (e) were exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to
Section 4(2) thereof, as transactions not involving a public offering. The issuances of securities listed above in (b) and (c) were exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof.

     On November 12, 1997 Holdings, together with its wholly-owned subsidiary TWP Capital Corp., issued $57,916,000 aggregate principal amount at maturity of the Discount Notes. The net proceeds to Holdings from such issuance were $31.3 million, after deducting underwriting discounts of approximately $975,000 and other expenses payable by the Company of approximately $275,000. The Discount Notes were initially sold by Holdings and TWP Capital Corp. to CIBC Oppenheimer and First Union Capital Markets Corp., who subsequently placed the Discount Notes with qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and qualified buyers outside the United States in reliance upon Regulation S under the Securities Act. The initial sale of the Discount Notes by Holdings and TWP Capital Corp. was exempt from registration under the Securities Act pursuant to section 4(2) thereof, as a transaction not involving any public offering.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical financial data and, insofar as they relate to each of the five fiscal years in the period ended April 30, 1998, have been derived from the audited financial statements of Holdings. The audited statements of operations of Holdings for each of the three years in the period ended April 30, 1998 and the audited balance sheet of Holdings as of April 30, 1998 and 1997 and the notes thereto appear elsewhere in this Annual Report. The balance sheet data at April 30, 1994, 1995, 1996 and the statement of operations data for each of the years ended April 30, 1994 and 1995 have been derived from the audited financial statements of Holdings which do not appear in this Annual Report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Holdings and related Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                                 YEARS ENDED APRIL 30,
                                                       -------------------------------------------------------------------------
                                                          1998             1997           1996           1995             1994
                                                       ---------       ---------       ---------       ---------       ---------
                                                                                       (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net revenues .....................................     $ 100,143       $  91,414       $  77,731       $  69,845       $  62,219
Cost of revenues .................................        20,233          19,500          18,202          16,956          18,788
                                                       ---------       ---------       ---------       ---------       ---------
Gross profit .....................................        79,910          71,914          59,529          52,889          43,431

Operating expenses:
        Sales and marketing ......................        40,290          36,640          29,919          27,671          26,301
        General and administrative ...............        16,594          16,821          14,276          13,279          13,037
        Contribution to Equity Compensation Plan .         5,543              --             796             525              --
                                                       ---------       ---------       ---------       ---------       ---------
Total operating expenses .........................        62,427          53,461          44,991          41,475          39,338
                                                       ---------       ---------       ---------       ---------       ---------
Income from operations ...........................        17,483          18,453          14,538          11,414           4,093
Other income, net ................................            82              48             375             470             344
Interest expense .................................       (15,246)         (7,816)         (6,630)         (4,345)         (2,951)
                                                       ---------       ---------       ---------       ---------       ---------
Income before extraordinary item .................         2,319          10,685           8,283           7,539           1,486
Extraordinary loss ...............................     $  (4,791)             --       $  (1,368)      $    (392)             --
                                                       ---------       ---------       ---------       ---------       ---------
Net income (loss) ................................     $  (2,472)      $  10,685       $   6,915       $   7,147       $   1,486
                                                       =========       =========       =========       =========       =========

OTHER DATA:
 Depreciation and amortization ...................     $   7,086       $   6,399       $   4,691       $   4,593       $   4,603
 Capital expenditures ............................           996           1,034             484             496             769
 CASH FLOWS PROVIDED BY (USED FOR):
            Operating Activities .................        15,681          15,302          13,091          14,608           9,853
            Investing Activities .................        (9,200)         (3,592)         (5,713)         (2,838)         (3,121)
            Financing Activities .................        (6,223)        (11,776)         (6,992)        (11,550)         (6,075)
 EBITDA (b) ......................................        30,194          24,900          20,400          17,002           9,040
 EBITDA margin ...................................          30.2%           27.2%           26.2%           24.3%           14.5%
 Gross Profit margin .............................          79.8%           78.7%           76.6%           75.7%           69.8%
 Bookings (d) ....................................     $  99,492       $  86,859       $  75,709       $  70,013       $  64,269
Advance Payments as a % of Net Revenue (e) .......          46.0%           45.1%           41.0%           36.9%           31.8%
Number of Accounts (f) ...........................        97,479          93,157          84,117          77,371          71,832
Average net revenues per account (g) .............     $   1,027       $     981       $     924       $     903       $     866
Number of Directories ............................           139             128             118             106              97
Ratio of earnings to fixed charges (h) ...........         1.50x           2.29x           2.28x           2.69x           1.44x
BALANCE SHEET DATA (AT END OF PERIOD):
Working Capital ..................................     $   5,438       $      24       $   2,088       $   3,496       $  12,034
Total Assets .....................................        61,997          48,231          47,423          41,831          43,879
Total Debt .......................................       214,038          78,435          84,410          47,961          25,724
Total Equity (Deficit) (i) .......................      (179,027)        (50,722)        (55,606)        (22,721)          4,458

(a) "Extraordinary item" represents the write-off of unamortized debt issuance costs related to the repayment of debt prior to maturity. See
         Note 4 of the Notes to the Consolidated Financial Statements.

(b) "EBITDA" is defined as income (loss) before extraordinary item plus interest expense, discretionary contributions to the Company's Equity Compensation Plan (such contributions represent special distributions to the Company's Equity Compensation Plan in connection with refinancing transactions) and depreciation and amortization and is consistent with the definition of EBITDA in the Indenture relating to the Company's Series B 9 5/8% Senior Subordinated Notes (the "Senior Subordinated Indenture") and in the Company's Senior Credit Facility. Contributions to the Equity Compensation Plan were $796 in fiscal 1996 and $5,543 for fiscal 1998. EBITDA is not a measure of performance under generally accepted accounting principles (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

(c) "EBITDA margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company's ability to generate cash flows available for debt service.

(d) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. In fiscal 1997, net revenues included $4,200 from acquired directories, while bookings does not reflect this adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

(e) "Advance payments as a percentage of net revenues" is defined as, for a given period, all cash deposits received on advertising orders prior to revenue recognition as a percentage of net revenues recognized upon directory distribution.

(f) "Number of accounts" is defined as the. total number of advertising accounts for all directories published during a given period. Customers are counted as multiple accounts if advertising in more than one directory.

(g) "Average net revenues per account" is defined as net revenues divided by the number of accounts.

(h) Earnings consist of income (loss) before extraordinary item plus contributions to the Equity Compensation Plan plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) an allocation of one-fourth of the rental expense from operating leases which management considers is a reasonable approximation of the interest factor of rental expense.

(i) Partnership equity (deficit) represents the value of equity contributions to Holding by its partners plus net income of Holdings less partner, (TransWestern Holdings L.P.), distributions for income taxes and distributions related to recapitalization transactions completed during fiscal 1996 and 1998. Holdings made distributions to Common unit holders for income taxes totaling, $3,400 and $5,801, $2,100 respectively. Holdings also made distributions in connection with recapitalization transactions completed in fiscal 1996 and fiscal 1998 totaling, $36,400 and $205,631, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (AMOUNTS IN THOUSANDS)

    The Partnership was formed in May 1993 to acquire the TransWestern business from US West. In November, 1997, the Partnership formed and contributed substantially all of its assets to the Company, the Company assumed or guaranteed all of the liabilities of the Partnership, and the Partnership changed its name to TransWestern Holdings L.P. All of the operations that were previously conducted by the Partnership are now being conducted by the Company.

     In October 1997, the Partnership completed a $312,700 Recapitalization. As a result of the Recapitalization, Thomas H. Lee Equity Fund III, L.P. and its affiliates will collectively own approximately 59% of the equity of the Partnership. See "Certain Relationships and Related Transactions - Recapitalization."

     On May 1, 1998, the Board of Directors of TransWestern Communications Company, Inc. ("TCC"), the general partner of Holdings, the sole member of the Company, authorized the change of the Company's fiscal year from a fiscal year ending April 30 to a fiscal year ending December 31.

    Revenue Recognition. The Company recognizes net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All other operating costs are recognized during the period when incurred. As the number of directories increases, the publication schedule is periodically adjusted to accommodate new books. In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, the Company's directories may be published in a month earlier or later than the previous year which may move recognition of related revenues from one fiscal quarter or year to another. Year to year results depend on both timing and performance factors.

    Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, the Company's bookings and cash collection activities generally occur at a steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts vary less than net revenues or EBITDA:

                                       FISCAL 1996                     FISCAL 1997                     FISCAL 1998
                              -----------------------------   -----------------------------   ----------------------------
                                Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4
                                --      --      --      --      --      --      --      --      --      --      --      --
Net revenues ............     $20.7   $14.7   $20.9   $21.4   $23.3   $14.7   $23.5   $29.9   $19.2   $19.1   $21.9   $39.9
EBITDA (a) ..............       5.5     2.4     7.0     5.5     5.8     2.6     6.9     9.6     4.0     3.3     6.2    16.7
Bookings (b) ............      18.1    20.0    17.6    20.0    20.5    23.9    21.4    21.1    22.7    27.3    23.0    26.5
Advance payments ........       8.0     8.0     8.2     9.6     8.8    10.1    10.4    12.2    11.1    11.8    11.0    12.5
Total cash receipts(c)...      17.7    18.0    17.4    19.5    18.5    20.9    20.0    22.6    22.6    24.1    20.4    24.0


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

     Revenue Growth. A key factor in the Company's revenue growth has been the increase in the number of titles published. Compared to 1996, the total number of directories have increased by 21, from 118 to 139, and the Company increased its total number of accounts from nearly 84,000 to more than 97,000. The growth in directories was due primarily due acquiring 22 directories that expanded the Company's presence in northern California, upstate New York, western Massachusetts, southern Indiana, eastern Ohio, southern Michigan, Kentucky and Tennessee. Excluding acquired directories, the Company's net revenues grew 7.2% in fiscal 1996, 6.7% in fiscal 1997 and 7.1% in fiscal 1998 with average revenue per account increasing from $959 in fiscal 1996 to $1,001 in fiscal 1997 and $1,027 in fiscal 1998. The Company's overall revenue renewal and account retention rates have averaged 88% and 76%, respectively, over the last three years.

     Bookings. The length of the measurement periods for revenues and bookings are the same; however, the measurement period for bookings for each month is the thirty-day period ending on the twentieth of that month. Consequently, the measurement period for bookings lags the measurement period for revenue and other items by 10 days. Growth in bookings, which is closely correlated with the number of account executives, was 14.5% for the twelve months ended April 30, 1998 versus the same period in 1997. To facilitate future growth, the Company increased the size of its sales force by approximately 12.5%, increasing the average number of account executives in fiscal 1997 from 393 to an average of 443 in fiscal 1998. Average bookings per week has grown from approximately $1.7 million for the 12-month period ended April 30, 1997 to $1.9 million for the 12-month period ended April 30, 1998, an increase of approximately 14.6%.

     Cost of Revenues. The Company's principal operating costs are production, paper and printing. Total operating costs represented 20.2% of net revenues in fiscal 1998. At the individual directory level, production, printing, distribution and licensing costs are largely fixed for an established circulation, resulting in high marginal profit contribution from incremental advertising sales into an existing directory. Since fiscal 1995, the Company's constant focus on process improvement and increased productivity has enabled it to minimize additional production and administrative costs while increasing the number of its directories.

     The Company's principal raw material is paper. The Company used approximately 16.4 million, 17.6 million and 18.2 million pounds of directory grade paper in fiscal 1996, 1997 and 1998, respectively, resulting in a total cost of paper during such periods of approximately $6.0 million, $5.8 million and $5.7 million, respectively. White pages listings are licensed from telephone utilities for a set fee per name and the number of listings correspond directly to planned circulation and does not fluctuate. Total licensing fees incurred by the Company in fiscal 1998 were $1.1 million. Distribution is provided by two third-party vendors at a fixed delivery cost per directory as established by individual market.

     Selling and Marketing Expenses. Direct sales expense correlates closely with the size of the Company's sales force. As the Company continues to increase the number of directories and to expand its total customer base, the number of account executives required to complete the annual selling cycle grows accordingly. The Company's ability to complete selling each directory within a prescribed time frame depends on account executive staffing levels and productivity. Historically, the Company has experienced a high turnover rate among its account executives, particularly among new hires, and therefore continues to invest in recruiting and training account executives to build the size of its sales force and to continue to grow revenue. The number of account executives has grown from 345 at the end of fiscal 1996 to 443 at the end of fiscal 1998. However, as a result of a significantly increased percentage of revenue attributable to new accounts, revenue per account executive has increased from $220,000 in fiscal 1996 to $225,000 in fiscal 1998. Revenue per account executive has only slightly increased because the selling time required to develop a new account typically exceeds the time required to service a renewal account and new accounts typically commit to smaller advertising programs than do established renewal accounts. Although the account renewal rate is typically lower for newer accounts than for established accounts, as new accounts renew and mature, the net revenues from such accounts generally increase, while the cost of revenues for such accounts decreases. Direct sales expense accounted for approximately 20% of net revenues in fiscal 1998, 19% of net revenues in fiscal 1997 and 18% of net revenues in fiscal 1996.

     Cash Flow Management. The Company has instituted several policies to accelerate customer payments including (i) requiring customers to make minimum deposits on their annual purchase at the time of contract signing, (ii) requiring customers with small advertising purchases to pay 100% at the time of contract signing, (iii) offering a cash discount to customers who pay 100% at the time of contract signing, (iv) providing commission incentives to account executives to collect higher customer deposits earlier in the sales process, (v) shortening customer payment terms from 12 months to eight months or less, and
(vi) requiring new customers to begin payments immediately after contract signing rather than waiting for the directory to be distributed. As a result of these initiatives which began in fiscal 1994, advance payments received prior to directory publication as a percentage of net revenues has increased from 41.0% in fiscal 1996 to 46.0% in fiscal 1998.

     Although the Company generally collects an advance payment from all advertisers, credit is extended based upon the size of the advertising program and customer collection history. While the Company's accounts receivable are not subject to any concentrated credit risk, credit losses represent a cost of doing business due to the nature of the Company's customer base, largely local businesses, and the use of extended credit terms. Generally, for larger and established accounts, credit may be extended under eight to 12 month installment payment terms. In addition, customers are given credits for the current year when errors occur in their advertisements. A reserve for bad debt and errors is established when revenue is recognized for individual directories. The estimated bad debt expense is determined on a market by market basis taking into account prior years' collection history. Actual write-offs are taken against the reserve when management determines that an account is uncollectible, which typically will be determined after completion of the next annual selling cycle. Therefore, actual account write-offs may not occur until 18 to 24 months after a directory has been published. The estimated provision for bad debt equaled 9.1%, 9.8% and 9.1% of net revenues for fiscal years 1996, 1997 and 1998, respectively. Actual account write-offs equaled 9.8% in fiscal 1996. As described above, actual account write-offs for fiscal 1997 and fiscal 1998 have not yet been determined. Based on current estimates, management believes that the actual write-offs in fiscal 1997 will be approximately 9.0% of net revenues. Management regularly reviews actual write-offs of accounts receivable as compared to the reserve estimates made at the time individual directories are published. During fiscal 1997, the Company's provision for bad debt included approximately $600,000 more than management expects to write-off with respect to fiscal 1997 directories. This addition was made to offset lower realized collections with respect to the fiscal 1995 directories.

RESULTS OF OPERATIONS

    The following table summarizes the Company's results of operations as a percentage of revenue for the periods indicated:

                                        YEAR ENDED APRIL 30,
                                  -----------------------------
                                  1998         1997       1996
                                  -----       -----       -----
Net revenues .............        100.0%      100.0%      100.0%
Cost of revenues .........         20.2        21.3        23.4
                                  -----       -----       -----
Gross profit .............         79.8        78.7        76.6
Sales and marketing ......         40.2        40.1        38.5
General and administrative         22.1        18.4        19.4
                                  -----       -----       -----
Income from operations ...         17.5%       20.2%       18.7%
                                  =====       =====       =====
EBITDA (a): ..............         30.2%       27.2%       26.2%

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

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

     Net revenues increased $8.7 million, or 9.5%, from $91.4 million in fiscal 1997 to $100.1 million in fiscal 1998. The Company published 139 directories in fiscal 1997 as compared to 128 in fiscal 1997. The net revenue growth was due to
(i) growth in the same 123 directories of $6.0 million, (ii) $0.7 million of revenue from five new directories and (iii) $5.7 million of revenue from 11 directories that moved into the period partially offset by $3.7 million of net revenues associated with five directories that published in fiscal 1997 but not in fiscal 1998.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 123 directories published in both periods was 6.8%. In addition, the average revenue per account was 6.4% higher in the same books in fiscal 1998 than in fiscal 1997.

     Cost of revenues increased $0.7 million, or 3.8%, from $19.5 million in fiscal 1997 to $20.2 million in fiscal 1998. The increase was the result of (i) $0.3 million of costs associated with 5 new directories published in fiscal 1998, (ii) $1.5 million of costs associated with 11 books that published in fiscal 1998, but not in fiscal 1997 and (iii) $137,000 of additional production and distribution overhead costs, offset by (a) $0.5 million of lower costs for the same 123 directories published in both fiscal years and (b) $0.7 million of costs associated with 5 directories published during fiscal 1997, but not in fiscal 1998. For the same 123 directories that were published in both fiscal years, cost of revenues as a percentage of net revenues decreased from 21.3.% in fiscal 1997 to 19.7% in fiscal 1998, primarily due to a decrease in printing and production costs and license fees.

     As a result of the above factors, gross profit increased $8.0 million, or 11.1%, from $71.9 million in fiscal 1997 to $79.9 million in fiscal 1998. Gross margin increased from 78.7% in fiscal 1997 to 79.8% in fiscal 1998 as a result of reduced printing and production costs and license fees and increased sales on a same directory basis.

     Selling and marketing expense increased $3.7 million, or 10.0%, from $36.6 million in fiscal 1997 to $40.3 million in fiscal 1998. The increase was attributable to (i) $0.3 million of costs associated with 5 new directories,
(ii) $1.9 million of additional sales costs on the same 123 directories, (iii) $1.4 million of costs associated with 11 books that published in fiscal 1998 but not in fiscal 1997, (iv) $468,000 of higher sales management costs and (v) a $368,000 increase in the provision for bad debt for write-offs due to the change in the mix of directories published in fiscal 1998 as compared to fiscal 1997. These increases were partially offset by $0.7 million of reduced selling and marketing expenses associated with the five directories that published in fiscal 1997 but not in fiscal 1998. Selling and marketing expense as a percentage of net revenues increased slightly from 40.1% in fiscal 1997 to 40.2% in fiscal 1998.

     General and administrative expense increased $5.3 million, or 31.6% from $16.8 million in fiscal 1997 to $22.1 million in fiscal 1998 as a result of a contribution to the Equity Compensation Plan of $5.5 million made on October 1, 1997 in connection with the Recapitalization. There were no such contributions in fiscal 1997. Exclusive of the contribution to the Equity Compensation Plan, general and administrative expenses decreased $227,000 as a result of general cost containment measures by the Company. General and administrative expense as a percentage of net revenues increased from 18.4% in fiscal 1997 to 22.1% in fiscal 1998.

     As a result of the above factors, income from operations decreased $1.0 million, or 5.3%, from $18.5 million in fiscal 1997 to $17.5 million in fiscal 1998. Income from operations as a percentage of net revenues decreased from 20.2% in fiscal 1997 to 17.5% in fiscal 1998.

     Interest expense increased $7.4 million, or 95.1%, from $7.8 million in fiscal 1997 to $15.2 million in fiscal 1998.

     Income before extraordinary item decreased $8.4 million, or 78.3%, from $10.7 million in fiscal 1997 to $2.3 million in fiscal 1998.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

     Net revenues increased $13.7 million, or 17.6%, from $77.7 million in fiscal 1996 to $91.4 million in fiscal 1997. The Company published 128 directories in fiscal 1997 as compared to 118 directories in fiscal 1996. The net revenue growth was due to (i) $9.5 million from 21 new directories published in fiscal 1997, (ii) an increase in net revenues of $5.6 million in the same 106 directories published in both periods, and (iii) $2.0 million from the second publication of a directory during fiscal 1997, offset by $3.4 million of net revenues associated with 12 directories published in fiscal 1996 but not in fiscal 1997.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 106 directories published in both periods was 7.8%. In addition, the average revenue per account was 4.8% higher in fiscal 1997 than in fiscal 1996.

     Cost of revenues increased $1.3 million, or 7.1%, from $18.2 million in fiscal 1996 to $19.5 million in fiscal 1997. The increase was the result of (i) $2.7 million of costs associated with 21 new directories published in fiscal 1997 and (ii) $0.5 million of additional production and distribution overhead costs, offset by (a) $1.0 million of lower costs for the same 106 directories published in both fiscal years and (b) $0.9 million of costs associated with 12 directories published during fiscal 1996, but not in fiscal 1997. For the same 106 directories that were published in both fiscal years, cost of revenues as a percentage of net revenues improved from 23.4% in fiscal 1996 to 21.3% in fiscal 1997, primarily due to a decrease in printing and production costs and license fees.

     As a result of the above factors, gross profit increased $12.4 million, or 20.8%, from $59.5 million in fiscal 1996 to $71.9 million in fiscal 1997. Gross margin increased from 76.6% in fiscal 1996 to 78.7% in fiscal 1997 as a result of reduced printing and production costs and license fees and increased sales on a same directory basis.

     Selling and marketing expense increased $6.7 million, or 22.5%, from $29.9 million in fiscal 1996 to $36.6 million in fiscal 1997. The majority of the increase was attributable to increased sales staffing for new and acquired directories, the establishment of a permanent sales office in the Nashville, Tennessee market and an increase in the provision for bad debt for write-offs expected on fiscal 1995 directories. Selling and marketing expense as a percentage of net revenues increased from 38.5% in fiscal 1996 to 40.1% in fiscal 1997.

     General and administrative expense increased $1.7 million, or 11.6%, from $15.1 million in fiscal 1996 to $16.8 million in fiscal 1997, primarily as a result of increased depreciation and amortization. General and administrative expense as a percentage of net revenues decreased from 19.4% in fiscal 1996 to 18.4% in fiscal 1997.

     As a result of the above factors, income from operations increased $3.9 million, or 26.9%, from $14.5 million in fiscal 1996 to $18.5 million in fiscal 1997. Income from operations as a percentage of net revenues increased from 18.7% in fiscal 1996 to 20.2% in fiscal 1997.

     Interest expense increased $1.2 million, or 17.9%, from $6.6 million in fiscal 1996 to $7.8 million in fiscal 1997.

     Income before extraordinary item increased $2.4 million, or 29.0%, from $8.3 million in fiscal 1996 to $10.7 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $0.5 million, $1.0 million and $1.0 million in fiscal 1996, 1997 and 1998, respectively. Capital spending is used largely for computer hardware and software upgrades for the maintenance of its production and operating systems. As of the end of fiscal 1998 the Company did not have any material commitments for capital expenditures.

     Through its focus on increasing customer advance payments and the acceleration of cash receipts, the Company has been able to reduce working capital requirements despite strong revenue growth. Net accounts receivable, which represents the largest component of working capital, increased to $26.1 million in fiscal 1998 compared to $23.3 million in fiscal 1997 and $21.4 million in fiscal 1996. Advance payments as a percentage of net revenues increased from 41.0% in fiscal 1996 to 45.1% in fiscal 1997 and 45.9 % in fiscal 1998. Working capital improved in fiscal 1998 as compared to fiscal 1997 by $5.4 million primarily due to the reduction in the current maturity of debt due to the Recapitalization. A related, but opposite, effect was seen in fiscal 1997 as working capital decreased due to increased current debt related to the refinancing completed in fiscal 1996.

     Net cash provided by operating activities was approximately $13.1 million, $15.3 million and $15.7 million in fiscal 1996, 1997 and 1998, respectively. The increase from 1996 to 1997 was primarily related to the $3.8 million increase in net income and increased non-cash charges for depreciation, amortization and provision for bad debt along with an approximate $1.0 million reduction in write-of of doubtful accounts to an amount which is in line with normal levels associated with the growth in revenue. Also, the use of cash in fiscal 1997 from increased trade receivables associated with high published revenues was partially offset by the timing impact on accrued interest and accounts payable balances totaling $1.9 million. The $0.4 million increase in operating cash flows from 1997 to 1998 resulted from a combination of favorable and unfavorable factors. The $(8.4) million decrease in net income (net of $4.8 million in extraordinary items related to the Recapitalization) was offset by several factors. The favorable items include $4.8 million in accrued interest due to the Recapitalization which caused substantial changes in the amount and timing of interest payments, the $1.8 million add back of non-cash accretion expense related to amortization of the discount on the Senior Discount Notes, the $2.5 million increase in accrued liabilities primarily related to timing of the equity trust payments and the $1.0 million increase in non-cash charges for depreciation and amortization of deferred debt issuance costs relative to fiscal 1997. Unfavorable factors were the $(0.6) million increase in write-offs net of recovered revenue, $(0.7) million increased use from other current assets, primarily a note receivable resulting from acquisitions and $(0.4) million from increased net receivables associated with higher sales. All remaining working capital accounts represented a net $0.5 million increase in sources of cash.

     Net cash used for investing activities was approximately $(5.7) million, $(3.6) million and $(9.2) million in fiscal 1996, 1997 and 1998, respectively. The decrease from 1996 to 1997 was caused by reduced amounts paid in connection with directory asset purchases compared to fiscal 1996 and refinancing costs in 1996 which did not recur in 1997. The increase in fiscal 1998 was due primarily as a result of increased acquisition related payments relative to 1997.

     Net cash provided (used) for financing activities was approximately $(7.0) million, $(11.8) million and $(6.2) million in fiscal 1996, 1997 and 1998, respectively. The increased use from 1996 to 1997 was caused by a decrease in the net proceeds of long term debt as fiscal 1997 did not include any refinancing activity. The decrease in funds in fiscal 1998 relates directly to the Recapitalization.

     In connection with the Recapitalization, the Company and Holdings incurred significant debt. As of April 30, 1998, Holdings had total consolidated outstanding indebtedness of $214.0 million, including $100 million of the Company's Series B 9 5/8% Senior Subordinated Notes due 2007, (the "Notes"), $79.7 million of outstanding borrowings under the Company's Senior Credit Facility, which ranks senior due to the Notes, and $34.3 million of Holdings Series B 11 7/8% Senior Discount Notes due 2008 (the "Discount Notes"). The Company has $40.0 million of additional borrowing availability under the Senior Credit Facility, none of which was outstanding at April 30, 1998.

     The Company's principal sources of funds are cash flows from operating activities and $40.0 million of available funds under the Revolving Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide it with sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. The Company's future operating performance will be subject to future economic conditions and to financial, businesses and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, the Company may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

     The Senior Credit Facility and the indenture governing the Notes significantly restrict the distribution of funds by TransWestern and the other subsidiaries of Holdings. There can be no assurance that the agreements governing indebtedness of Holdings' subsidiaries will permit such subsidiaries to distribute funds to Holdings in amounts sufficient to pay the accreted value or principal or interest on the Discount Notes when the same becomes due (whether at maturity, upon acceleration or redemption or otherwise). The Discount Notes will be effectively subordinated in right of payment to all existing and future claims of creditors of subsidiaries of Holdings, including the lenders under the Senior Credit Facility, the holders of the Notes and trade creditors.

YEAR 2000 COMPLIANCE

     In fiscal 1998 the Company commenced for all of its computer systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of 1999 at an estimated total cost of approximately $500,000. The Company expects its year 2000 date conversion project to be completed on a timely basis, however there can be no assurance in this regard. If the Company's conversion project is unsuccessful or is not completed on a timely basis, it could have a material adverse effect on the Company. The Company's date conversion project includes reviewing the systems of certain of its suppliers with which it interacts. There can be no assurance that the systems of other companies on which the Company's systems interact will be timely converted and any such failure to convert by such companies could have a material adverse effect on the Company's systems.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Annual Report on Form 10K, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect the Company's results include, but are not limited to, (i) the Company's high level of indebtedness; (ii) the restrictions imposed by the terms of the Company's indebtedness; (iii) the turnover rate amongst the Company's account executives;
(iv) the variation in the Company's quarterly results; (v) risks related to the fact that a large portion of the Company's sales are to small, local businesses;
(vi) the Company's dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in the Company's markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs and
(xi) the sensitivity of the Company's business to general economic conditions.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information (ages as of June 30, 1998) with respect to the persons who are members of the Board of Directors (the "Board") of TCC or executive officers of Holdings TransWestern.
TCC controls the policies and operations of Holdings and TransWestern.

NAME                            AGE      POSITION AND OFFICES
----                            ---      --------------------
Laurence H. Bloch...........     44      Chairman of the Board, Secretary and Director
Ricardo Puente..............     45      President, Chief Executive Officer and Director
Joan M. Fiorito.............     44      Vice President, Chief Financial Officer and Assistant
                                         Secretary
Marybeth Brennan............     42      Vice President - Operations
Joseph L. Wazny.............     52      Vice President - Information  Services
Michael Bynum...............     42      Executive Vice President - Sales
Richard Mellert.............     53      Executive Vice President - Sales
Ita Shea-Oglesby............     40      Executive Vice President - Sales
C. Hunter Boll..............     42      Director
Terrence M. Mullen..........     31      Director
Christopher J. Perry........     43      Director
Scott A. Schoen.............     39      Director
Marcus D. Wedner............     35      Director

     Laurence H. Bloch is Chairman and Secretary of TransWestern and Holdings and has been a Director of TCC since 1993. Prior to the Recapitalization, Mr. Bloch served as Vice Chairman and Chief Financial Officer of the Company. Before joining the Company, Mr. Bloch was Senior Vice President and Chief Financial Officer of Lanxide Corporation, a materials technology company. Mr. Bloch was a Vice President, then Managing Director of Smith Barney from 1985 to 1990, prior to which he was Vice President, Corporate Finance with Thomson McKinnon Securities, Inc. Mr. Bloch received a BA from the University of Rochester and an MBA from Wharton Business School. Mr. Bloch also serves as a Director of The Petersen Companies, Inc.

     Ricardo Puente has been President of TransWestern and Holdings and a Director of TCC since 1993 and became Chief Executive Officer as of the Recapitalization. Previously, he held the positions of Vice President of Sales and Controller of the TransWestern business which he joined in 1988. Before joining US West, Mr. Puente held various financial positions with the Pillsbury Company for nine years. After receiving his MS in Accounting from the University of Miami, Mr. Puente was a senior auditor with Touche Ross & Co. Mr. Puente earned a BS in Accounting from Florida State University.

     Joan M. Fiorito is the Vice President, Chief Financial Officer and Assistant Secretary of TransWestern and Holdings and prior to the Recapitalization was Vice President and Controller. Ms. Fiorito joined the TransWestern business in 1989 as Manager, Financial Planning & Analysis and subsequently was promoted to Controller. Prior to joining the TransWestern business, Ms. Fiorito was Controller of Coastal Office Products. Ms. Fiorito received a BS in Management from Dominican College and an MBA in Finance from Fordham University.

     Marybeth Brennan has been the Company's Vice President of Operations since its formation in 1993. Ms. Brennan joined the TransWestern business in 1987 as Production Manager, prior to which Ms. Brennan was Director of Publications for Maynard-Thomas Publishing. Ms. Brennan received a BA in English from Stonehill College.

     Joseph L. Wazny has been the Vice President, Management Information Systems of the Company since its formation in 1993. Before joining the Company, Mr. Wazny was Director of Systems Development and Director, Information Systems with R.H. Donnelley Corp. Mr. Wazny graduated with a degree in Business Administration and Computer Sciences from Roosevelt University.

     Michael Bynum was promoted to Executive Vice President of the Company effective May 1, 1998. His responsibilities include the management of the Oklahoma/Kansas Region, North Texas Region, Tennessee Region, and Ohio/Kentucky/Indiana/Michigan Region. Since 1993, Mr. Bynum was Regional Vice President overseeing the Oklahoma/Kansas/Tennessee Region. Mr. Bynum joined the TransWestern business in 1985 as a sales associate and holds a BA in Management from Cameron University.

     Richard Mellert was promoted to Executive Vice President of the Company effective May 1, 1998. His responsibilities include the management of the Upstate New York Region, Midstate New York Region, and Downstate New York Region. Since 1993, Mr. Mellert was Regional Vice President overseeing the Upstate New York Region. Mr. Mellert joined the TransWestern business in 1980. Mr. Mellert was promoted to District Sales Manager in 1991. Mr. Mellert holds an AA degree from Dutchess Community College.

     Ita Shea-Oglesby was promoted to Executive Vice President of the Company effective May 1, 1998. Her responsibilities include the management of the South Texas, Louisiana Region and the Northern and Southern California Region. Since 1993, Ms. Shea-Oglesby was Regional Vice President overseeing the South Texas, Louisiana Region and the Northern California Region. Ms. Shea-Oglesby joined the TransWestern business in 1983 and previously held the positions of Area Sales Manager, Sales Trainer and District Sales Manager. Ms. Shea-Oglesby earned a BA from Louisiana State University.

     C. Hunter Boll became a Director of TCC upon the consummation of the Recapitalization. Mr. Boll is a Managing Director of Thomas H. Lee Company where he has been employed since 1986. Mr. Boll is also a Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors Limited Partnership III, which is the General Partner of Thomas H. Lee Equity Fund III, L.P. Mr. Boll also serves as a Director of Big V Supermarkets, Inc., New York Restaurant Group, Inc., Cott Corporation and Freedom Securities. Mr. Boll holds an MBA from Stanford University and a BA from Middlebury College.

     Terrence M. Mullen became a Director of TCC upon consummation of the Recapitalization. Mr. Mullen is currently an Associate of the Thomas H. Lee Company. Mr. Mullen worked at the Thomas H. Lee Company from 1992 to 1994 and rejoined in 1996. From 1990 to 1992, Mr. Mullen worked in the Corporate Finance Department of Morgan Stanley & Co., Incorporated. Mr. Mullen also serves as a Director of Cinnabon Corporation and Rayovac Corporation. Mr. Mullen received a BBA in Finance and Economics from the University of Notre Dame and an MBA from the Harvard Graduate School of Business Administration.

     Christopher J. Perry has been a Director of TCC since 1994. Mr. Perry is currently Managing Director and President of Continental Illinois Venture Corporation, a position he has held since 1994, and is also a Managing Partner of CIVC Partners III. Mr. Perry has been at Bank of America or, prior to its merger with Bank of America, Continental Bank, since 1985. Prior positions with Bank of America or Continental Bank include Managing Director and head of the Mezzanine Investments Group and Managing Director and head of the Chicago Structured Finance Group. Prior to joining Continental Bank, Mr. Perry was in the Corporate Finance Department of Northern Trust. In addition to being a Director of TCC, Mr. Perry is a Director of Duo-tang, Inc., The Brickman Group, Ltd and RAM Reinsurance Company, Ltd. Mr. Perry received a BS from the University of Illinois and an MBA from Pepperdine University and is a certified public accountant.

     Scott A. Schoen became a Direct of TCC upon consummation of the Recapitalization. Mr. Schoen is a Managing Director of the Thomas H. Lee company where he has been employed since 1986. Mr. Schoen is also a Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors Limited Partnership III, which is the General Partner of Thomas H. Lee Equity Fund III L.P. Mr. Schoen also serves as Vice President of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II. Mr. Schoen is a Director of Affordable Residential Communities LLC, Rayovac Corporation and Syratech Corporation. Mr. Schoen received a BA in History from Yale University, a JD from Harvard Law School and an MBA from the Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

     Marcus D. Wedner has been a Director of TCC since its formation in 1993. Mr. Wedner is currently Managing Director of Continental Illinois Venture Corporation, a position he has held since 1992, and is also a Managing Partner of CIVC Partners III. Mr. Wedner joined Continental Illinois Venture Corporation in 1988. Previously, Mr. Wedner held marketing and sales management positions at Pacific Telesis Group and as an associate with Goldman, Sachs & Co. In addition to being a Director of TCC, Mr. Wedner is a Director of Teletouch Communications, Advanced Quick Circuits, L.P., Grapevine Communications, Inc. and Precision

Tube Technology, Inc. Mr. Wedner holds a BA from the University of California at Los Angeles and received an MBA from the Harvard Graduate School of Business Administration.

     At present, all Directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. All members of the Board of Directors set forth herein were elected pursuant to an investors agreement that was entered into in connection with the Recapitalization. See "Certain Relationships and Related Transactions -- Investors Agreement." There are no family relationships between any of the Directors of TCC or executive officers of the Company. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors of TCC.

ITEM 11.  EXECUTIVE COMPENSATION

     The compensation of executive officers of TransWestern is determined by the Board of TCC. The following Summary Compensation Table includes individual compensation information for the former Chairman and Chief Executive Officer, the current President and Chief Executive Officer and each of the three other most highly compensated executive officers of the Company in fiscal 1997 and 1998 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during fiscal 1997 and 1998. There were no stock options exercised during the Company's last fiscal year nor were there any options outstanding at the end of the Company's last fiscal year.

SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                                --------------------------------------
                                                    FISCAL                              OTHER ANNUAL       LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION                          YEAR       SALARY        BONUS    COMPENSATION(a)  PAYMENTS(b)  COMPENSATION(c)
---------------------------                          ----       ------        -----    --------------- -----------  ----------------
James D. Dunning, Jr. (d) .....................      1998      $119,629      $119,629      $   --       $     --      $318,672
    Former Chairman and Chief Executive Officer      1997       277,709       277,709          --             --        13,310

Laurence H. Bloch (e) .........................      1998       222,167        56,497          --             --        90,946
    Chairman of the Board and Secretary              1997       222,167       222,167          --             --         4,798

Ricardo Puente ................................      1998       199,519       191,369          --             --       134,734
    President, Chief Executive Officer (f)           1997       199,519       171,822          --             --        11,380

Marybeth Brennan ..............................      1998       132,698       130,460          --         50,797        28,922
    Vice President - Operations                      1997       132,698       120,030          --          9,322        13,805

Joan M. Fiorito (g) ...........................      1998       119,461       118,394          --         50,743        29,686
    Vice President, Chief Financial Officer and      1997       119,460       105,649          --          9,232        14,449
    Assistant Secretary

(a) None of the prerequisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the annual salary and bonus received by each Named Executive Officer.

(b) Represents distributions made pursuant to the Company's Equity Compensation Plan. See "Equity Compensation Arrangements."

(c) All Other Compensation for fiscal year 1998 includes: (1) payments for long-term disability insurance premiums: Bloch ($990), Puente ($1,013), Brennan ($674) and Fiorito ($606); (2) payments for life insurance premiums: Bloch ($3,150) and Puente ($6,530); (3) payments of $2,150 for tax preparation for each of the Named Executive Officers other than Mr. Dunning; (4) contributions of $3,887 to the 401(k) Profit Sharing Plan on behalf of each of the Named Executive Officers (other than Mr. Dunning, for whom the contribution was $2,501); and (5) management fees paid in connection with the Recapitalization: Dunning ($38,642), Bloch ($38,769), Puente ($121,154), Brennan ($22,212) and Fiorito ($22,212).
         In addition, the amount for Mr. Dunning includes severance pay of $277,709.

(d) Mr. Dunning resigned as Chairman of the Board and Chief Executive Officer upon consummation of the Recapitalization

(e) Mr. Bloch served as Vice Chairman until consummation of the Recapitalization, at which time he became Chairman and Secretary.

(f) Mr. Puente served as President until consummation of the Recapitalization, at which time he became President and Chief Executive Officer.

(g) Ms. Fiorito served as Vice President-Controller until consummation of the Recapitalization, at which time she became Vice President, Chief Financial Officer and Assistant Secretary.

COMPENSATION OF DIRECTORS

     The Company is a limited liability company and Holdings is a limited partnership, both of which are controlled by TCC. The Directors of TCC are not be paid for their services, although Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings.

EQUITY COMPENSATION ARRANGEMENTS

     Holdings' Class B Units are designed to encourage performance by providing the members of management the opportunity to participate in the equity growth of TransWestern. There are 10,000 Class B Units authorized, 8,500 of which were issued to the Management Investors and 1,500 of which were issued to the Equity Compensation Plan discussed below. See "Certain Relationships and Related Transactions."

     In fiscal 1994, the Company established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the "Equity Compensation Plan") to provide approximately 60 of the Company's managers (other than Messrs. Dunning, Bloch and Puente) the opportunity to participate in the equity growth of the Company without having direct ownership of the Company's securities. In connection with the Recapitalization, the Company reserved $5.5 million for distributions to participants in the Equity Compensation Plan, one half of which was distributed in October 1997, and one half of which will be distributed in October 1998 to participants employed by the Company at the time the distribution is made. Special distributions made pursuant to the Equity Compensation Plan were recorded as an expense in the Company's financial statements when declared by the Board of Directors. Employees participating in the Equity Compensation Plan were eligible to receive a ratable per unit share of cash distributions made pursuant to the Equity Compensation Plan, if and when, declared. In fiscal 1997, distributions totaling $2.6 million was paid and at April 30, 1998, there was $2.9 million of undistributed proceeds under the Equity Compensation Plan.

     Upon the consummation of the Recapitalization, the existing Equity Compensation Plan was terminated. However, the Company has adopted a new Equity Compensation Plan which functions similarly to the old plan. As of April 30,1998, no assets had been contributed to the new plan.

EMPLOYMENT AGREEMENTS

     Messrs. Bloch and Puente have each entered into an Employment Agreement (each, an "Employment Agreement") with the Company. The Employment Agreements provide for the employment of Mr. Bloch as the Chairman of the Board of Directors of TCC and Chairman of the Partnership and Mr. Puente as the President and Chief Executive Officer of the Partnership and TCC until October 1, 2002 unless terminated earlier as provided in the respective Employment Agreement. The Employment Agreements of Messrs. Bloch and Puente provide for (i) an annual base salary of $222,167 and $235,500, respectively (subject to annual increases based on the consumer price index) and (ii) annual bonuses based on the achievement of certain EBITDA (as defined in each Employment Agreement) targets of up to 100% of their base salary. Each executive's employment may be terminated by the Company at any time with cause or without cause. If such executive is terminated by the Company with cause or resigns other than for good reason, the executive will be entitled to his base salary and fringe benefits until the date of termination, but will not be entitled to any unpaid bonus. Messrs. Bloch and Puente will be entitled to their base salary and fringe benefits and any accrued bonus for a period of 12 months following their termination in the event such executive is terminated without cause or resigns with good reason. The Employment Agreements also provide each executive with customary fringe benefits and vacation periods. "Cause" is defined in the Employment Agreements to mean (i) the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty, disloyalty or fraud, (ii) conduct tending to bring the Company or any of its subsidiaries into substantial public disgrace or disrepute, (iii) the substantial and repeated failure to perform duties as reasonably directed by TCC or the Company, (iv) gross negligence or willful misconduct with respect to the Company or any subsidiary, or (v) any other material breach of the Employment Agreement or Company policy established by the Board, which breach, if curable, is not cured within 15 days after written notice thereof to the executive. "Good Reason" is defined to mean the occurrence, without such executive's consent, of (i) a reduction by the Company of the executive's annual base salary by more than 20%, (ii) any reduction in the executive's annual base salary (in effect immediately prior to such reduction) if in the fiscal year prior to such reduction the EBITDA for such prior fiscal year was equal to or greater than 80% of the target EBITDA for such prior year, (iii) any willful action by the Company that is intentionally inconsistent with the terms of the Employment Agreement or the executive's Executive Agreement (as defined herein), or (iv) any material reduction in the powers, duties or responsibilities which the executive was entitled to exercise as of the date of the Employment Agreement. Messrs. Bloch and Puente have also entered into Executive Agreements with the Company pursuant to which they purchased Class B Units of the Partnership. See "Certain Relationships and Related Transactions - Executive Agreements."

401 (k) AND PROFIT SHARING PLAN

     The Company has a 401 (k) and profit-sharing retirement plan (the "Profit Sharing Plan") for the benefit of substantially all of its employees, which was qualified for tax exempt status by the Internal Revenue Service. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The Company may match the employee contributions, up to 83% of the first 6% of annual earnings per participant. The Company may also make annual discretionary profit sharing contributions. The Company's contributions to the Profit Sharing Plan for the years ended April 30, 1996, 1997, and 1998 were approximately $0.8 million, $0.8 million, and $1.1 million respectively. On May 12, 1998, Holdings elected to change its fiscal year from April 30 to December 31 as reported on Form 8-K. As a result, Holdings also amended the plan year of the TransWestern Publishing 401 (k) and Profit Sharing Plan from April 30 to December 31.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of TransWestern's membership interests are owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of the equity securities of Holdings by: (i) each of the Directors of TCC and the executive officers of TransWestern; (ii) all Directors of TCC and executive officers of TransWestern as a group and (iii) each owner of more than 5% of any class of equity securities of the Partnership ("5% Owners"). Unless otherwise noted, the address for each executive officer of TransWestern and the Directors of TCC is c/o TransWestern, 8344 Clairemont Mesa Boulevard, San Diego, California 92111.

                                                       CLASS A
                                                       COMMON         PERCENT   PREFERRED        PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                  UNITS (a)      OF CLASS     UNITS          OF CLASS
------------------------------------                  ---------      --------     -----          --------
DIRECTORS AND EXECUTIVE OFFICERS:
Laurence H. Bloch (b) .........................         19,209          1.51%       9,974          1.51%
Ricardo Puente (c) ............................         28,813          2.27       14,961          2.27
Joan M. Fiorito (d) ...........................          5,282             *        2,743             *
Marybeth Brennan (d) ..........................          5,282             *        2,743             *
Joseph L. Wazny (d) ...........................          5,282             *        2,743             *
C. Hunter Boll (e) ............................        715,193         56.29      371,351         56.29
Terrence M. Mullen (e) ........................        712,231         56.06      369,813         56.06
Christopher J. Perry (f) ......................        288,134         22.68      149,608         22.68
Scott A. Schoen (e) ...........................        715,193         56.29      371,351         56.29
Marcus D. Wedner (f) ..........................        288,134         22.68      149,608         22.68
All Directors and executive officers as a group
    (10 persons) ..............................      1,070,551         84.27      555,862         84.27

5% OWNERS:
Thomas H. Lee Equity Fund III, L.P. (g) .......        712,034         56.05      369,710         56.05
Thomas H. Lee Foreign Fund III, L.P.(h) .......        712,034         56.05      369,710         56.05
THL-CCI Limited Partnership (i) ...............        712,034         56.05      369,710         56.05
Continental Illinois Venture Corporation (j) ..        288,134         22.68      149,608         22.68
CIVC Partners III (k) .........................        288,134         22.68      149,608         22.68

----------
*    Represents less than one percent.

(a) Holders of Class A Units are entitled to share in any distribution on a pro rata basis, but only if the holders of the Preferred Units a certain preference amount set forth in Holdings Third Amended and restated Agreement of Limited Partnership, as amended. The Partnership also issued Class B Units to the Management Investors. The Class B Units will be entitled to share in any such distributions only if the holders of the Preferred Units and Class A Units have achieved an internal rate of return on their total investment of 12%. The percentage of such distributions that the Class B Units will be entitled to receive will range from 10% to 20%, based on the internal rate of return achieved by the holders of the Preferred and Class A Units. All Common Units listed in the table represent Class A Units unless otherwise noted.

(b) Does not include 800 Class B Units which are subject to vesting in equal installments over a five year period.

(c) Does not include 2,500 Class B Units which are subject to vesting in equal installments over a five year period.

(d) Does not include 352 Class B Units which are subject to vesting in equal installments over a five year period.

(e) Includes 712,034 Class A Units and 369,710 Preferred Units beneficially owned by Thomas H. Lee Equity Fund III, L.P. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

(f) Includes 244,914 Class A Units and 127,167 Preferred Units owned by Continental Illinois Venture Corporation and 43,220 Class A Units and 22,441 Preferred Units owned by CIVC Partners III. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

(g) Includes 39,259 Class A Units and 20,385 Preferred Units owned by Thomas H. Lee Foreign Fund III, L.P. and 38,305 Class A Units and 19,889 Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

(h)  Includes 634,470 Class A Units and 329,437 Preferred Units owned by Thomas
     H. Lee Equity Fund III, L.P. and 38,305 Class A Units and 19,889 Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

(i)  Includes 634,470 Class A Units and 329,437 Preferred Units owned by Thomas
     H. Lee Equity Fund III, L.P. and 39,259 Class A Units and 20,385 Preferred Units owned by Thomas H. Lee Foreign Fund III, L.P. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

(j) Includes 43,220 Class A Units and 22,441 Preferred Units owned by CIVC Partners III. Such person disclaims beneficial ownership of such interests. Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

(k) Includes 244,914 Class A Units and 127,167 Preferred Units owned by Continental Illinois Venture Corporation. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, IL 60697.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION

     The Partnership completed the Recapitalization in October 1997. In the Recapitalization, new investors led by Thomas H. Lee Equity Fund III, L.P. ("THL") and its affiliates (together, the "THL Parties"), along with other investors, the Partnership's existing limited partners (the "Existing Limited Partners"), and the Company's 25 most senior managers (the "Management Investors"), invested new and continuing capital of $130.0 million in the Partnership and TCC (the "Equity Investment"). The proceeds from the Equity Investment, together with borrowings of approximately $107.7 million under the Senior Credit Facility and $75.0 million under a senior subordinated financing facility (which was subsequently repaid with a portion of the net proceeds from the Notes), were used (i) for $224.5 million of Recapitalization consideration, including the redemption of a portion of the limited partnership interests from the Existing Limited Partners, (ii) to repay $75.6 million under the

Partnership's then existing credit facilities, (iii) to pay $10.6 million of fees and expenses and (iv) for $2.0 million for general corporate purposes, including working capital.

     The Recapitalization Agreement contained customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the Recapitalization closing date and various closing conditions, including the continued accuracy of representations and warranties. The representations and warranties made by Holdings and the Existing Limited Partners do not survive the Recapitalization closing date; except that no party is prevented from bringing a claim or action against any other person for any fraud or intentional tort committed directly by such person.

     Pursuant to the Recapitalization Agreement, each Existing Limited Partner that reinvested in Holdings has agreed that for a period ending on the later of the second anniversary of the Recapitalization closing date and the one year anniversary of the termination of such reinvesting Manager's employment with the Company not to own, control, participate or engage in any yellow pages directory publishing directory business or any business competing for the same customers as the businesses of the Company as such businesses exist or are in process during such period in any markets (or markets contiguous thereto) in which the Company engages or plans to engage during such period.

     James D. Dunning, Jr., the Partnership's and TCC's former Chairman and Chief Executive Officer, has agreed that for the three-year period commencing on the Recapitalization closing date not to participate, directly or indirectly, in any yellow pages directory publishing business in the United States or any business competing for the same customers as the Company in the geographic areas in which the Company is engaged in the local or national yellow pages directory publishing business as of August 27, 1997; provided that Mr. Dunning may participate in any industry specific yellow pages business or any trade or industry publications.

     In addition, each Existing Limited Partner that reinvested in Holdings has agreed that for the two-year period commencing on the Recapitalization closing date not to solicit the employment of or hire any employee of the Company (other than Laurence Bloch), and further, under the Recapitalization Agreement, during such two-year period, each Existing Limited Partner that reinvested in Holdings is subject to a confidentiality agreement with respect to all information concerning the business of the Company and TCC of which such person has knowledge and which is not in the public domain.

MANAGEMENT AGREEMENT

     Effective upon the Recapitalization, the Company entered into a Management Agreement with Thomas H. Lee Company ("THL Co.") pursuant to which THL Co. agreed to provide (i) general executive and management services, (ii) identification, negotiation and analysis of financial and strategic alternatives, and (iii) other services agreed upon by the Company and THL Co. On the Recapitalization closing date, THL Co. and the other equity investors in the Company each received their pro rata portion of a $5.0 million transaction fee. In addition, THL and all other equity investors receive a pro rata portion of the $500,000 annual management fee (the "Management Fee"), plus THL will be reimbursed for all reasonable out-of-pocket expenses (payable monthly in arrears). The Management Agreement has an initial term of one year, subject to automatic one-year extensions, unless the Company or THL Co. provides written notice of termination no later than 30 days prior to the end of the initial or any successive period.

INVESTORS AGREEMENT

     Pursuant to the Recapitalization, Holdings, TCC, the the THL Parties, CIBC Argosy Merchant Fund 2, L.L.C. ("CIBC Merchant Fund"), CIVC Partners III ("CIVC III" and, together with the THL Parties and CIBC Merchant Fund, the "New Investors") and the reinvesting Existing Limited Partners (together with the New Investors, the "New Partners") entered into an Investors Agreement (the "Investors Agreement"). The Investors Agreement requires that each of the parties thereto vote all of his or its voting securities and take all other necessary or desirable actions to cause the size of the Board of Directors of TCC to be established at nine members and to cause the election to the Board of five representatives designated by THL (the "THL

Designees"), each of the then current chairman and president of the Partnership (the "Executive Directors") and two representatives designated by Continental Illinois Venture Corporation ("CIVC") and CIVC III (together, the "CIVC Parties" (the "CIVC Designees"), of which one CIVC Designee will at all times serve on the Board's compensation committee, audit committee and executive committee. Currently, however, only three of the THL Designees have been appointed to TCC's Board of Directors. The respective rights of THL and the CIVC Parties to designate representatives to the Board terminates at such time when such party owns less than 30% of the Common Units held by such party as of the Recapitalization closing date. If at any time THL and its permitted transferees own less partnership interests in Holdings or less equity securities in TCC than the amount of such partnership interests or such equity securities, as the case may be, owned by the CIVC Parties and the Management Investors, taken as a group, then the number of THL Designees will be reduced automatically from five to three and the number of CIVC Designees will be increased automatically from two to three. The Investors Agreement provides that certain significant actions may not be taken without the express approval of the at least one of the CIVC Designees and at least one of the Executive Directors.

     In addition to the foregoing, the Investors Agreement (i) requires the holders of interests in Holdings and common stock of TCC (other than THL and CIVC) to obtain the prior written consent of THL prior to transferring any interests in Holdings or TCC stock (other than interests or securities held by the Management Investors pursuant to Executive Agreements), (ii) grants in connection with the sale of interests in Holdings or TCC stock by the Management Investors certain preemptive rights with respect to such sale first to Holdings, then to the limited partners, (iii) grants the New Partners certain participation rights in connection with certain transfers made by THL, (iv) grants the New Partners certain preemptive rights in connection with certain issuances, sales or other transfers for consideration of any securities by Holdings or TCC, (v) requires the holders of shares of TCC's common stock to consent to a sale of TCC to an independent third party if such sale is approved by the Board and the holders of a majority of the shares of TCC's common stock, and (vi) requires the holders of interests in Holdings to consent to the sale of Holdings in the event TCC and the holders of a majority of Class A Units approve a sale of Holdings. The foregoing agreements terminate on the earlier of October 1, 2001 and the date on which the Partnership consummates a public offering of $40 million or more of its equity securities (a "Qualified Public Offering"). The agreements with respect to the participation rights and preemptive rights described above continue with respect to each security until the earlier of (i) October 1, 2007, (ii) a Qualified Public Offering, (iii) the transfer in a public sale of such security, (iv) with respect to equity securities of Holdings, upon the sale of the Holdings, and (v) with respect to equity securities of TCC, upon the sale of TCC.

REGISTRATION AGREEMENT

     Pursuant to the Recapitalization, Holdings, TCC, and the New Partners entered into a registration agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of registrable securities owned by the THL Parties and the CIVC Parties have the right at any time, subject to certain conditions, to require Holdings to register any or all of their interests in Holdings' under the Securities Act on Form S-1 (a "Long-Form Registration") on three occasions at Holdings' expense and on Form S-2 or Form S-3 (a "Short-Form Registration") on three occasions at Holdings' expense. Holdings is not required, however, to effect any such Long-Form Registration or Short-Form Registration within six months after the effective date of a prior demand registration. In addition, all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at Holdings' expense whenever Holdings proposes to register any of its securities under the Securities Act (other than pursuant to a demand registration). In connection with such registrations, Holdings has agreed to indemnify all holders of registrable securities against certain liabilities including liabilities under the Securities Act. In addition, Holdings has the one-time right to preempt a demand registration with a piggyback registration.

EXECUTIVE AGREEMENTS

     Each Management Investor has entered into an Executive Agreement with Holdings and TCC (each, an "Executive Agreement"), pursuant to which such Management Investor purchased Class B Units which are subject to a five-year vesting period, which vesting schedule accelerates upon a sale of Holdings. The Class B Units were issued in connection with the Recapitalization to members of management as incentive units at fair market value.

Under each Management Investor's Executive Agreement, in the event that such Management Investor's employment with the Company is terminated for any reason, Holdings has the option to repurchase all of such Management Investor's vested Class B Units in accordance with the provisions outlined in the Partnership Agreement and all other of such Management Investor's interests in Holdings and TCC at a price per unit derived as specified in the Partnership Agreement. In addition, in the event of a termination of the Management Investor's employment by Holdings without "cause" or by such Management Investor for "good reason" or such Management Investor's death or disability, such Management Investor may require Holdings or TCC to repurchase his or her vested Class B Units in accordance with the provisions outlined in the Partnership Agreement and all other interests of such Management Investor in Holdings and TCC at a price per unit derived as specified in the Partnership Agreement.

     The Partnership completed the Recapitalization in October 1997. In the Recapitalization, new investors led by Thomas H. Lee Equity Fund III, L.P. ("THL") and its affiliates (together, the "THL Parties"), along with other investors, the Partnership's existing limited partners (the "Existing Limited Partners"), and the Company's 25 most senior managers (the "Management Investors"), invested new and continuing capital of $130.0 million in the Partnership and TCC (the "Equity Investment"). The proceeds from the Equity Investment, together with borrowings of approximately $107.7 million under the Senior Credit Facility and $75.0 million under a senior subordinated financing facility (which was subsequently repaid with a portion of the net proceeds from the Notes), were used (i) for $224.5 million of Recapitalization consideration, including the redemption of a portion of the limited partnership interests from the Existing Limited Partners, (ii) to repay $75.6 million under the Partnership's then existing credit facilities, (iii) to pay $10.6 million of fees and expenses and (iv) for $2.0 million for general corporate purposes, including working capital.

BENEFITS OF THE RECAPITALIZATION TO CERTAIN EXISTING SECURITY OWNERS AND MANAGEMENT INVESTORS

     Pursuant to the Recapitalization, Holdings redeemed a portion of the limited partnership interests held by Existing Limited Partners and the New Investors purchased a portion of TCC's common stock from the Existing Limited Partners. In the Recapitalization, the Company's Named Executive Officers received approximately $50 million and exchanged their remaining limited partnership interests, valued at approximately $7 million in the Recapitalization, for newly issued Preferred and Class A Units. As a group, the Named Executive Officers continuing with the Company received an aggregate of approximately $24 million in the Recapitalization and exchanged their remaining limited partnership interests, valued at approximately $6 million in the Recapitalization, for newly issued Preferred and Class A Units. All Management Investors as a group received an aggregate of approximately $38 million in the Recapitalization and exchanged their remaining limited partnership interests, valued at approximately $1.1 million in the Recapitalization, for newly issued Preferred and Class A Units. CIVC and its affiliates, including Christopher J. Perry and Marcus D. Wedner, received an aggregate of approximately $70 million in the Recapitalization and exchanged their remaining limited partnership interests, valued at approximately $25 million in the Recapitalization, for newly issued Preferred and Class A Units. In addition, CIVC III, an affiliate of CIVC, contributed $4.4 million at the closing of the Recapitalization in exchange for newly issued Preferred and Class A Units and paid approximately $78,000 to certain of the Existing Limited Partners to purchase TCC common stock.

PAYMENTS ON TCC NOTE

     Since the 1993 Acquisition, TCC loaned to the Company all amounts distributed to TCC in connection with the periodic and special distributions made by the Company to its partners (the "TCC Loans"). As of September 1, 1997, the aggregate amount of principal and interest due under the TCC Loans was $833,419. Shortly before the consummation of the Recapitalization, the Company repaid in full the outstanding balance of all TCC Loans.

     TCC used the proceeds received from the TCC Loans to (i) pay $500,000 to First Union Capital Markets Corp. for certain advisory services rendered in advance of the Recapitalization, (ii) pay $100,000 to Kirkland & Ellis, counsel to the Company, for certain services rendered in advance of the Recapitalization, (iii) pay $143,419 for miscellaneous expenses and (iv) pay a dividend immediately prior to the Recapitalization to TCC's stockholders of $90,000 in the aggregate.

REDEMPTION OF PREFERRED UNITS

     Holdings used $31.3 million of the proceeds from its sale of $57.4 million aggregate principal amount at maturity of Series B 11 7/8% Senior Discount Notes due 2008 to redeem a portion of the Equity Investment. Holdings' limited partners received the following amounts as a result of the redemption of approximately one half of the Preferred Units: THL Parties $18.6 million; Named Executive Officers $1.7 million; Named Executive Officers continuing with the Company $1.5 million; Management Investors $2.9 million; CIVC $6.1 million; CIVC III $1.1 million; First Union Capital Partners Inc. $1.2 million; CIBC Merchant Fund $1.2 million.

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)   Index to Consolidated Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                              PAGE
                                                                              NUMBER
                                                                              ------
Report of Ernst & Young LLP, Independent Auditors ......................      F-2
Consolidated Balance Sheets at April 30, 1998 and 1997 .................      F-3
Consolidated Statements of Operations for Each of the Three Years in
the Period Ended April 30, 1998 ........................................      F-4
Consolidated Statements of Changes in Members' Deficit of Each
of the Three Years in the Period Ended April 30, 1998 ..................      F-5
Consolidated Statements of Cash Flows for Each of the Three Years in the
Period Ended April 30, 1998 ............................................      F-6
Notes to Consolidated Financial Statements .............................      F-7

(a)  (2)   Index to Consolidated Financial Statement Schedules

All schedules have been omitted since they are either not required, not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(a)  (3)   Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

EXHIBIT    EXHIBIT
NUMBER     DESCRIPTION
------     -----------
2.1        Securities Purchase and Redemption Agreement, dated August 27, 1997, as amended, by and among Holdings, TCC, TWP Recapitalization Corp.,
           THL and certain limited partners of Holdings. + (1)

2.2 Contribution and Assumption Agreement, dated November 6,1997, by and among Holdings and TransWestern. (2)

2.3 Assignment and Assumption Agreement, dated November 6,1997, by and among Holdings and TransWestern. (2)

2.4        Bill of Sale, dated November 6, 1997, by and among Holdings and
           TransWestern. (2)

2.5        Asset Purchase Agreement with Mast Advertising and Publishing. (3)

2.6        Asset Purchase Agreement with Target Directories of Michigan Inc.

3.7        Certificate of Limited Partnership of Holdings. (1)

3.8 Third Amended and Restated Agreement of Limited Partnership as amended, of Holdings. (Incorporated herein by reference to exhibit number 3.4 to Holdings' Registration Statement on Form S-4
           (Registration No. 333-42117))

3.9 Certification of Incorporation of TCC. (Incorporated herein by reference to exhibit number 3.5 to Holdings' Registration Statement on Form S-4 (Registration No. 333-42117))

3.10       By-Laws of TCC. (Incorporated herein by reference to exhibit number
           3.6 to Holdings' Registration Statement on Form S-4 (Registration No.
           333-42117))

4.11       Indenture, dated as of November 12, 1997, by and between the Discount note Issuers and Wilmington Trust Company, as Trustee. (2)

4.12       Form of Series B 11 7/8% Senior Discount Notes due 2008. (1)

4.13 Securities Purchase Agreement, dated as of November 6, 1997, by and among the Discount Note issuers, TransWestern, TCC, and the Initial
           Purchasers of the Discount Notes. (2)

4.4 Registration Rights Agreement, dated as of November 12, 1997 by and among the Discount Note Issuers and the Initial Purchasers of the Discount Notes. (2)

EXHIBIT    EXHIBIT
NUMBER     DESCRIPTION
------     -----------
10.1       Management Agreement, dated as of October 1, 1997, by and between
           Holdings (formerly know as TransWestern Publishing Company, L.P. )
           and Thomas H. Lee Company. (1)

10.2 Investors Agreement, dated as of October 1, 1997, by and between Holdings (formerly known as TransWestern Publishing Company, L.P.),
           TCC and the limited partners of Holdings. + (1)

10.3 Registration Agreement, dated as of October 1, 1997, by and between Holdings (formerly known as TransWestern Publishing Company, L. P.),
           TCC and the limited partners of Holdings. (1)

10.4       Form of Executive Agreement between Holdings (formerly known as
           TransWestern Publishing Company, L. P.), TCC and each Management
           Investor. (2)

10.5 Employment Agreement, dated as of October 1, 1997, by and between Laurence H Bloch and TransWestern. (2)

10.6 Employment Agreement, dated as of October 1, 1997, by and between Ricardo Puente and TransWestern. (2)

10.7 Assumption Agreement and Amended and Restated Credit Agreement, dated as of November 6, 1997, among the Company, the lenders listed therein and Canadian Imperial bank of Commerce, as Administrative agent, and First Union National Bank, as documentation agent. (2)

10.8 Securities Purchase Agreement, dated as of November 6,1 997, by and among the Company, Holdings, TCC and the Initial Purchasers of the Notes. (2)

10.9 Indenture, dated as of November 12, 1997, by and between the Company and Wilmington Trust Company, as Trustee. (2)

10.10 Registration Rights Agreement, dated as of November 12, 1997, by and among the Company and the Initial Purchasers of the Notes. (2)

10.11      Form of Equity Compensation Plan. (1)

12.1 Statement regarding computation of ratios of earnings to fixed charges.

21.1       Subsidiaries of Holdings.

27.1       Consolidated Financial Data Schedule.

-----------
(1) Incorporated herein by reference to the same numbered exhibit to the Holdings Registration Statement on Form S-4 (Registration No. 333-42085).

(2) Filed as an Exhibit to the Registration Statement of Form S-4 (Registration No. 333-42085) filed by TransWestern Publishing Company LLC and TWP Capital Corp. II with the Securities and Exchange Commission on December 12, 1997.

(3) Incorporated herein by reference to exhibit number 2.1 to the Company's Quarterly Report of Form 10-Q filed by TransWestern Publishing Company LLC on March 17, 1998 (File No. 333-42085).

 + The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

(b) On May 12, 1998, Holdings filed a report on Form 8-K reporting pursuant to Item 8 thereof that on May 1, 1998, the Board of Directors of TCC authorized the change of the Holding's fiscal year from a fiscal year ending April 30 to a fiscal year ending December 31.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TRANSWESTERN HOLDINGS, L.P.
                                         (Registrant)

                                   BY: TransWestern Communications Company, Inc.
                                       (General Partner)

                                   BY:     /s/Joan M. Fiorito
                                      ------------------------------------------
                                      Name:  Joan M. Fiorito
                                      Title: Vice President, Chief Financial
                                             Officer
                                            (Principal Financial and Accounting
                                            Officer)

Date:  July 24, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                         DATE
         ---------                                   -----                                         ----
   /s/ JOAN M. FIORITO                         Vice President, Assistant Secretary           July 24, 1998
---------------------------------              Chief Executive Officer
   Joan M. Fiorito                             (Principal Executive Officer)


   /s/ LAURENCE H. BLOCH                       Chairman, Secretary                           July 24, 1998
--------------------------------               (Principal Executive Officer)
   Laurence H. Bloch

   /s/ RICARDO PUENTE                          Chief Executive Officer                       July 24, 1998
--------------------------------               President
   Ricardo Puente                              (Principal Executive Officer)


   /s/ CHRIS J. PERRY                          Director                                      July 24, 1998
--------------------------------
   Christopher J. Perry

   /s/ MARCUS D. WEDNER                        Director                                      July 24, 1998
--------------------------------
   Marcus D. Wedner

   /s/ C. HUNTER BOLL                          Director                                      July 24, 1998
--------------------------------
   C. Hunter Boll

   /s/ SCOTT A. SCHOEN                         Director                                      July 24, 1998
--------------------------------
   Scott A. Schoen

   /s/ TERRENCE M. MULLEN                      Director                                      July 24, 1998
--------------------------------
   Terrence M. Mullen

                           TRANSWESTERN HOLDINGS L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE
                                                                   NUMBER
                                                                   ------
Report of Ernst & Young LLP, Independent Auditors                  F-2

Consolidated Balance Sheets at April 30, 1998 and 1997             F-3

Consolidated Statements of Operations for Each of the Three
Years in the Period Ended April 30, 1998                           F-4

Consolidated Statements of Changes in Partners' Deficit
of Each of the Three Years in the Period Ended April 30, 1998      F-5

Consolidated Statements of Cash Flows for Each of the Three
Years in the Period Ended April 30, 1998                           F-6

Notes to Consolidated Financial Statements                         F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Partners
TransWestern Holdings L.P.

We have audited the accompanying consolidated balance sheets of TransWestern Holdings L.P. as of April 30, 1998 and 1997 and the related consolidated statements of operations, changes in member deficit and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransWestern Holdings L.P. at April 30, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.



                                       ERNST & YOUNG LLP

San Diego, California
June 10, 1998

                           TRANSWESTERN HOLDINGS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          APRIL 30,
                                                                  -------------------------
                                                                     1998           1997
                                                                  ---------       ---------
                                     ASSETS
Current assets:
 Cash                                                             $   1,512       $   1,254
 Trade receivable, (less allowance for doubtful
    accounts of $9,532 in 1998 and $7,626 in 1997)                   26,127          23,279
 Deferred directory costs                                             6,226           6,412
 Other current assets                                                   950             518
                                                                  ---------       ---------
Total current assets                                                 34,815          31,463

Property, equipment and leasehold improvements, net                   2,694           2,840
Acquired intangibles, net                                            14,326          12,093
Other assets, primarily debt issuance costs, net                     10,162           1,835
                                                                  ---------       ---------
Total assets                                                      $  61,997       $  48,231
                                                                  =========       =========

                       LIABILITIES AND PARTNERSHIP DEFICIT
Current liabilities:
 Accounts payable                                                 $   4,373       $   3,901
 Salaries and benefits payable                                        3,075           4,112
 Accrued acquisition costs                                              504             986
 Accrued Equity Compensation Plan contribution                        2,900              --
 Accrued interest                                                     4,841              69
 Other accrued liabilities                                            1,129             448
 Amount due general partner                                              --             805
 Customer deposits                                                   10,164          10,197
 Current portion, long-term debt                                      2,391          10,921
                                                                  ---------       ---------
Total current liabilities                                            29,377          31,439
Long-term debt:
 Senior Credit Facility                                              77,344          67,514
 Series B 9 5/8% Senior Subordinated Notes                          100,000              --
 Series B 11 7/8% Senior Discount Notes, net                         34,303              --

Partnership deficit:
 General Partner                                                     (3,043)           (517)
 Limited Partner                                                   (175,984)        (50,205)
                                                                  ---------       ---------
Total partnership deficit                                          (179,027)        (50,722)
                                                                  ---------       ---------

Total Liabilities and partnership deficit                         $  61,997       $  48,231
                                                                  =========       =========



                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED APRIL 30,
                                                          -----------------------------------------
                                                            1998             1997            1996
                                                          ---------       ---------       ---------
Net revenues                                              $ 100,143       $  91,414       $  77,731

Cost of revenues                                             20,233          19,500          18,202

                                                          ---------       ---------       ---------
Gross profit                                                 79,910          71,914          59,529

Operating expenses:
  Sales and marketing                                        40,290          36,640          29,919
  General and administrative                                 16,594          16,821          14,276
  Contribution to Equity Compensation Plan                    5,543              --             796
                                                          ---------       ---------       ---------
Total operating expenses                                     62,427          53,461          44,991
                                                          ---------       ---------       ---------

Income from operations                                       17,483          18,453          14,538

Other income, net                                                82              48             375
Interest expense                                            (15,246)         (7,816)         (6,630)
                                                          ---------       ---------       ---------
                                                            (15,164)         (7,768)         (6,255)
                                                          ---------       ---------       ---------
Income before extraordinary item                              2,319          10,685           8,283

Extraordinary loss                                        $  (4,791)             --       $  (1,368)
                                                          ---------       ---------       ---------

Net income (loss)                                         $  (2,472)      $  10,685       $   6,915
                                                          =========       =========       =========

Net income (loss) allocated to General Partner units      $     (42)      $     107       $      69
                                                          =========       =========       =========

Net income (loss) allocated to Limited Partner units      $  (2,430)      $  10,578       $   6,846
                                                          =========       =========       =========

Net income (loss) per General Partner unit                $    (4.3)      $    10.9       $     7.0
                                                          =========       =========       =========

Net income (loss) per Limited Partner unit                $    (1.0)      $    2.65       $    1.72
                                                          =========       =========       =========



                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER'S DEFICIT
                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                    GENERAL        LIMITED
                                    PARTNER        PARTNERS          TOTAL
                                   ---------       ---------       ---------
Balance at April 30, 1995 ...      $    (227)      $ (22,494)      $ (22,721)
  Net income ................             69           6,846           6,915
  Distributions to partners .           (406)        (39,394)        (39,800)
                                   ---------       ---------       ---------
Balance at April 30, 1996 ...           (564)        (55,042)        (55,606)
  Net income ................            107          10,578          10,685
  Distributions to partners .            (59)         (5,742)         (5,801)
                                   ---------       ---------       ---------
Balance at April 30, 1997 ...           (516)        (50,206)        (50,722)
  Net (loss) ................            (42)         (2,430)         (2,472)
  Contributions from partners          1,458          84,298          85,756
  Equity transaction costs ..            (66)         (3,792)         (3,858)
  Distributions to partners .         (3,877)       (203,854)       (207,731)
                                   ---------       ---------       ---------
Balance at April 30, 1998 ...      $  (3,043)      $(175,984)      $(179,027)
                                   =========       =========       =========



                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED APRIL 30,
                                                                    -----------------------------------------
                                                                      1998            1997             1996
                                                                    ---------       ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                                   $  (2,472)      $  10,685       $   6,915
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Extraordinary item-non cash                                          4,791              --           1,368
   Depreciation and amortization                                        7,086           6,399           4,691
   Amortization of deferred debt issuance costs                         1,000             703             804
   Amortization of Senior Note discount                                 1,803              --              --
  Provision for doubtful accounts                                       9,094           8,920           7,069
  Changes in operating assets & liabilities, net
    of effects of purchased directories:
       Trade receivables                                               (4,754)         (4,142)           (684)
       Write-off of doubtful accounts                                  (7,672)         (7,287)         (8,231)
       Recoveries of doubtful accounts                                    485             679             660
       Deferred directory costs                                           186            (302)             97
       Other current assets                                              (433)            247            (158)
       Accounts payable                                                   471             710             (96)
       Accrued liabilities                                              1,358          (1,136)          1,038
       Accrued interest                                                 4,772              69          (1,054)
       Customer deposits                                                  (34)           (243)            672

                                                                    ---------       ---------       ---------
Net cash provided by operating activities                              15,681          15,302          13,091

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
   improvements                                                          (996)         (1,034)           (484)
Payment for purchase of directories                                    (8,204)         (2,558)         (5,229)
                                                                    ---------       ---------       ---------
Net cash used for investing activities                                 (9,200)         (3,592)         (5,713)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
  Senior Term Loan                                                     85,000              --          80,000
  Revolving Credit Facility                                            37,039          24,000          23,846
  Increase in other assets, primarily debt issuance costs, net        (14,190)             --          (2,631)
  Series B 9 5/8% Senior Subordinated Notes                           100,000              --              --
  Senior Subordinated Facility                                         75,000              --              --
  Series B 11 7/8% Senior Discount Notes                               32,500              --              --
Repayments of long-term debt:
  Revolving Credit Facility                                           (47,108)        (21,975)        (16,546)
  Senior Subordinated Facility                                        (75,000)             --          (4,461)
  Senior Term Loan                                                    (73,631)         (8,000)        (47,400)
Equity transaction costs                                               (3,858)             --              --
Contributions from partners                                            85,756              --              --
Distributions to partners                                            (207,731)         (5,801)        (39,800)
                                                                    ---------       ---------       ---------
Net cash used for financing activities                                 (6,223)        (11,776)         (6,992)
                                                                    ---------       ---------       ---------
Net increase (decrease) in cash                                           258             (66)            386
Cash at beginning of year                                               1,254           1,320             934
                                                                    ---------       ---------       ---------
Cash at end of period                                               $   1,512       $   1,254       $   1,320
                                                                    =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                              $   7,724       $   7,131       $   7,223
                                                                    =========       =========       =========



                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                           (ALL DOLLARS IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization, Business Activities and Basis of Presentation

     TransWestern Publishing Company, L.P. (the "Partnership") was formed in 1993 to acquire the business of TransWestern Publishing from US West Marketing Resources Group, Inc. TransWestern Publishing was a division of US West prior to May 1993.

     In October 1997, the Partnership completed certain recapitalization transactions involving $312,709 (the "Recapitalization"). In the Recapitalization, New Investors (as defined) including Thomas H. Lee Equity Fund III, L.P. and its affiliates and other investors, the existing limited partners of the Partnership and the Partnership's senior managers invested new and continuing capital of $130,009 in the Partnership and TCC (the General Partner of Holdings). The proceeds of the equity investment together with approximately $182,700 of senior and senior subordinated debt financing were used (i) for $224,500 of consideration of which $174,300 was used to redeem a portion of the limited partnership interests from existing limited partners, (ii) to repay $75,600 outstanding under credit facilities in existence since 1995, (iii) to pay $10,600 of costs and fees and expenses associated with the Recapitalization and (iv) for $2,000 for general corporate purposes, including working capital.

     The Recapitalization was financed with (i) the $130,009 equity investment,
(ii) borrowings of $107,700 under a $125,000 (maximum) variable interest rate Senior Credit Facility and (iii) borrowings of $75,000 under a Senior Subordinated Facility. The assets and liabilities of Holdings are stated at historical cost and were not revalued to fair market value at the date of the Recapitalization. As a result of the Recapitalization, Thomas H. Lee Equity Fund III, L.P. and its affiliates collectively own approximately 59% of the equity of the Partnership.

     In November 1997, the Partnership changed its name to TransWestern Holdings L.P. ("Holdings") and formed and contributed substantially all of its assets to TransWestern Publishing Company LLC ("TransWestern" or the "Company"). TransWestern assumed or guaranteed all of the liabilities of the Partnership. As a result, Holdings' only assets are all of the TransWestern membership interests and all of TWP Capital Corp. ("Capital") capital stock. All of the operations that were previously conducted by the Partnership are now being conducted by TransWestern. Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and TransWestern has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations.

     The membership interests of TransWestern consist of a single class of authorized common units (the "Member Units"). Holdings is the sole member of TransWestern and accordingly, holds all 1,000 of the authorized issued and outstanding Member Units.

     TCC, the general partner of Holdings, held approximately 1.0% of Holdings outstanding partnership units in the period from formation of the Partnership
(1993) through September 1997. Upon the consummation of the Recapitalization (as defined), TCC held approximately 1.7% of Holdings outstanding partnership units.

     TransWestern publishes and distributes local yellow page directories in thirteen states.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and cash equivalents

     Holdings considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Holdings evaluates the financial strength of the institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

         Revenue Recognition, Deferred Directory Costs and Customer Deposits

     Revenues from the sale of advertising placed in each directory are recognized upon the distribution of directories in their individual market areas. Advance payments received for directory advertising are shown as customer deposits in the accompanying balance sheets. Expenditures directly related to sales, production, printing and distribution of directories are capitalized as deferred directory costs and matched against related revenues upon directory distribution. Holdings published and recognized revenue for 118, 128, and 139 directories in fiscal 1996, 1997, and 1998 respectively.

         Fiscal Year End

     Effective May 1, 1998 as reported on Form 8-K dated May 12, 1998, Holdings elected to change its fiscal year from April 30 to December 31. Accordingly, Holdings will begin reporting interim results on a calendar year basis beginning June, 30, 1998.

         Principles of Consolidation

     The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, TransWestern and Capital. These companies have a limited number of intercompany transactions. All intercompany transactions have been eliminated in consolidation.

         Concentration of Credit Risk

     Management believes it is not subject to a concentration of credit risk as revenues are not significantly concentrated in any single directory, industry, geographic region, or customer. However credit losses have represented a cost of doing business due to the nature of the customer base (predominantly small businesses) and the use of extended credit terms.

     A provision for doubtful accounts based on historical experience is recorded at the time revenue is recognized for individual directories. The estimated provision for doubtful accounts as a percentage of net revenues equaled 9.2%, 9.1%, and 9.1% in fiscal 1996, 1997 and 1998, respectively. Actual write-offs are taken against the allowance when management determines that an account is uncollectible. In general, management makes this determination when an account has declared bankruptcy, has gone out of business or fails to renew for the following year's directory.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Fair Value of Financial Instruments

     In accordance with requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used by Holdings in estimating the fair value disclosures:

              Cash and Short-Term Receivables

     The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for doubtful accounts which in the opinion of management is adequate to state short-term receiveables at their fair value.

              Long-Term Debt

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at April 30, 1998.

         Long-Lived Assets

     Property, equipment and leasehold improvements are carried at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over the assets' estimated useful lives which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease period.

     Acquired intangibles are carried at cost which represents the excess of the purchase price over the fair value of net tangible assets acquired in connection with acquisitions of regional providers of yellow page directories. Acquired intangibles consist primarily of consumer lists with initial carrying values, which, in the opinion of management, are equal to fair value on the date of acquisition. Acquired intangibles are being amortized over five years.

     In accordance with Statement of Financial Accounting Standard No. 121, Holdings reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated form those assets to the related carrying amounts of theses assets. The carrying value of acquired intangibles is evaluated for impairment through comparison of the undercounted cash flows derived form publication of acquired directories to the carrying value of the related intangibles.

         Debt Issuance Costs

     Debt issuance costs are being amortized over the term of the related debt using the weighted-average declining balance method (which approximates the interest method) or the straight line method based on the repayment terms of the related debt. Amortization of debt issuance costs is included in interest expense in the accompanying statements of operations.

         Income Taxes

     No provision has been made in the accompanying statements of income for federal and state income taxes, except for the California minimum franchise tax, as any taxable income or loss of the Partnership was included in the income tax returns of the Partnership's partners.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         New Accounting Standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which Holdings is required to adopt for fiscal 1999. This statement will require Holdings to report in the financial statements, in addition to net income comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of SFAS 130, Holdings is also required to, reclassify financial statements for earlier periods provided for comparative purposes. Management of Management believes that the carrying value of Holdings long-term debt materially approximates its fair value as all debt outstanding at April 30, 1998 is variable rate debt which is tied to standard indices which adjust over relatively short periods (one to six months). These rates are similar to current rates offered to Holdings for debt of similar maturity. Management of Holdings believes the adoption of SFAS 130 will not have a significant impact on Holdings' consolidated financial statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which Holdings is required to adopt in fiscal 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. Management of Holdings believes the adoption of SFAS 130 will not have a significant impact on Holding's consolidated financial statement.

2.   DIRECTORY ACQUISITIONS

     In fiscal 1998 (February 2, 1998), Holdings purchased certain tangible and intangible assets totaling $8,433 of Mast Advertising & Publishing, Inc. for cash of $7,734 and other obligations totaling $699. The obligations represent a Seller Note Payable and potential adjustment of the Note based on actual cash collection performance of certain directories acquired and certain acquisition related expenses The estimated payments due under the agreement have been accrued April 30, 1998 on the accompanying balance sheet.

     In fiscal 1997, Holdings purchased certain tangible and intangible assets totaling $5,119 (including related liabilities totaling $535) of Alliance Media, Inc. for cash of $2,558 and recorded other obligations totaling $2,026. The obligations represent the realized contribution margin contingent upon the operating results (as defined in the purchase agreement) of certain directories acquired and certain acquisition related expenses. Management believes the contingent payments due under the 1997 acquisition agreement were reasonably assured and have been accrued.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


2.   DIRECTORY ACQUISITIONS (CONTINUED)

     Assuming that the acquisition of Mast Advertising & Publishing, Inc. and Alliance Media Inc. had occurred on May 1, 1996 and 1997, pro forma results of operations would have been as follows:


                                                                        YEARS ENDED APRIL 30,
                                                                        ---------------------
                                                                          1998         1997
                                                                        --------     --------
                                                                             (UNAUDITED)
              Revenues ...........................................      $104,816     $ 95,882
              Net Income .........................................            27       10,517

     These results give effect to pro forma adjustments for the amortization of acquired intangibles.

3.   FINANCIAL STATEMENT DETAILS

         Property, Equipment and Leasehold Improvements

                                                                              APRIL 30,
                                                                        ---------------------
                                                                          1998         1997
                                                                        -------       -------
              Computer and office equipment ......................      $ 5,148       $ 4,335
              Furniture and fixtures .............................        1,508         1,370
              Leasehold improvements .............................          278           233
                                                                        -------       -------
                                                                          6,934         5,938
              Less accumulated depreciation and amortization .....       (4,240)       (3,098)
                                                                        -------       -------
                                                                        $ 2,694       $ 2,840
                                                                        =======       =======

         Acquired Intangibles

                                                                              APRIL 30,
                                                                        ---------------------
                                                                         1998          1997
                                                                        -------       -------
              Customer Base ......................................      $35,791       $27,693
              Less accumulated amortization ......................      (21,465)      (15,600)
                                                                        -------       -------
                                                                        $14,326       $12,093
                                                                        =======       =======

         Other Assets

                                                                              APRIL 30,
                                                                        ---------------------
                                                                         1998          1997
                                                                        -------       -------
              Debt issuance costs ................................      $10,304       $ 2,827
              Other ..............................................          729           264
                                                                        -------       -------
                                                                         11,033         3,091
              Less accumulated amortization ......................         (871)       (1,256)
                                                                        -------       -------
                                                                        $10,162       $ 1,835
                                                                        =======       =======

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


4.   FINANCING ARRANGEMENTS

         Principal balances under Holdings long-term financing arrangements consist of the following:

                                                            APRIL 30,
                                                     ----------------------
                                                       1998          1997
                                                     --------      --------
      Series B 9 5/8% Senior Subordinated Notes      $100,000      $     --
      Series B 11 7/8% Senior Discount Notes ..        34,303            --
      Senior Credit Facility:
          Senior term loan ....................        79,469        68,100
          Revolving loan ......................            --         9,400
      Other notes payable .....................           266           935
                                                     --------      --------
                                                      214,038        78,435
      Current portion of long-term debt .......         2,391        10,921
                                                     --------      --------
      Long-term debt net of current portion ...      $211,647      $ 67,514
                                                     ========      ========

     Fees. In connection with the Recapitalization, Holdings incurred loan fees of $17.3 million, $3.3 million for the Senior Credit Facility, $3.4 million for the Senior Subordinated Facility, $1.25 million for the Senior Discount Notes (as defined), and $3.9 million for transaction costs. Of the $17.3 million, $12.7 million was capitalized as debt issuance costs related to debt incurred in connection with the Recapitalization. Debt issuance costs are being amortized over the term of the related debt using the interest method. The $3.4 million of capitalized loan fees related to the Senior Subordinated Facility were subsequently written-off as an extraordinary item (see discussion below).

SERIES B 9 5/8% SENIOR SUBORDINATED NOTES

     Maturity, Interest and Principal. The Senior Subordinated Notes (the "Notes") will mature on November 15, 2007 and bear interest at a rate of 9 5/8% per annum from the date of original issuance until maturity. Interest is payable semiannually in arrears on each May 15 and November 15, commencing May 15, 1998, to holders of record of the Notes at the close of business on the immediately preceding May 1 and November 1, respectively. The Company will pay interest on any overdue principal (including post-petition interest in a proceeding under any Bankruptcy Law), and interest, to the extent lawful, at the rate specified in the Senior Subordinated Note Agreement. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, pari passu in right of payment to all senior subordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness.

     Optional Redemption. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued interest to the redemption date, if redeemed during the twelve-month period beginning on November 15 of each year listed below:

        YEAR                                                   PERCENTAGE
        ----                                                   ----------
        2002..................................................   104.813%
        2003..................................................   103.208%
        2004..................................................   101.604%
        2005 and thereafter...................................   100.000%

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


4.   FINANCING ARRANGEMENTS (CONTINUED)

     Notwithstanding the foregoing, the Company, at its option, may redeem in the aggregate up to 35% of the original principal amount of the Notes at any time and from time to time prior to November 15, 2000 at a redemption price equal to 109.625% of the aggregate principal amount so redeemed, together with accrued interest thereon to the redemption date, out of the net proceeds of one or more Public Equity Offerings (as defined), provided, however, that at least $65.0 million of the principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption and that any such redemption occurs within 90 days following the closing of any such Public Equity Offering (as defined).

     In the event of redemption of fewer than all of the Notes, Wilmington Trust Company, (the "Trustee"), shall select, if the Notes are listed on a national securities exchange, in accordance with the rules of such exchange or, if the Notes are not so listed, either on a pro rata basis or by lot or in such other manner as it shall deem fair and equitable the Notes to be redeemed; provided, that if a partial redemption is made with the proceeds of a Public Equity Offering, selection of the Notes or portion thereof for redemption will be made by the Trustee on a pro rata basis, unless such method is prohibited. The Notes will be redeemable in whole or in part upon not less than 30 nor more than 60 days' prior written notice, mailed by first class mail to a holder's last address as it shall appear on the register maintained by the Registrar of the Notes. On and after any redemption date, interest will cease to accrue on the Notes or portions thereof called for redemption unless the Company shall fail to redeem any such Note.

     Covenants. The Senior Subordinated Indenture Agreement contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt; (iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) transact with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of subordinated debt; (viii) restrict preferred and capital stock of subsidiaries and (ix) declare dividends or redeem or repurchase capital stock. As of April 30, 1998, the Company was in compliance with covenants specified in the Senior Subordinated Indenture Agreement.

     The Exchange Offer On April 3, 1998, the Company consummated its exchange offer to exchange $100 million of aggregate principal amount outstanding of the Notes (the "Old Notes") for $100 million of the aggregate principal of Series B 9 5/8% Senior Subordinated Notes due 2007 (the "Exchange Notes"). The form and terms of the Exchange Notes are the same as the form and term of the Old Notes except that (i) the Exchange Notes bear a Series B designation and (ii) the Exchange Notes have been registered under the Securities Act of 1933 as amended and therefore, do not bear legends restricting the transfer thereof. The Exchange Notes evidence the same debt as the Old Notes (which they replace).

     The Notes will be unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally, by each Restricted Subsidiary which guarantees payment of the Senior Subordinated Notes pursuant to the covenant described under "Limitation on Creation of Subsidiaries' (the "Guarantors")

SENIOR SUBORDINATED FACILITY

     In connection with the Recapitalization, the Company also entered into the Senior Subordinated Facility with Canadian Imperial Bank of Commerce ("CIBC") and First Union National Bank ("First Union"). The Company initially borrowed $75.0 million under this agreement in October 1997 and capitalized associated loan fees of $3.4 million. Upon the issuance of the $100 million of Series B 9 5/8% Notes in November 1997, the Company exercised its permitted redemption rights under this agreement and Prepaid the $75.0 million principal balance outstanding under the agreement and the agreement was terminated. In connection with the redemption, the capitalized loan fees of $3.4 million were written off as an extraordinary expense in the fiscal 1998 statement of operations.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


4.   FINANCING ARRANGEMENTS (CONTINUED)

SENIOR CREDIT FACILITY

     In connection with the Recapitalization, the Company entered into the Senior Credit Facility with CIBC and First Union and other lenders, pursuant to which the Company may borrow up to $125.0 million consisting of a revolving credit facility of up to $40.0 million (the "Revolving Credit Facility") and a Senior Term Loan in an aggregate principal amount of $85.0 million (the "Senior Term Loan"). Principal payments on the Senior Term Loan are due quarterly through maturity, October 1, 2004. The revolving credit agreement expires on October 1, 2003. Borrowings under this agreement rank senior to all other indebtedness of the Company and are secured by all the assets of the Company.

     Repayment. Principal outstanding under the Senior Credit Facility is required to be paid on a quarterly basis commencing, January 1, 1998 are as follows in fiscal year ended April 30:

         1999........................................   $  2,125
         2000........................................      2,125
         2001........................................      2,125
         2002........................................      2,125
         2003........................................     14,875
         Thereafter..................................     56,094
                                                        --------
                                                        $ 79,469
                                                        ========

     Revolving Credit Facility. Commitments under the Revolving Credit Facility will be reduced on a quarterly basis commencing on January 1, 2000. The commitment on the Revolving Credit Facility is reduced by $6.0 million in each of the fiscal years, 2000, 2001, 2002 and expires in fiscal 2003. As of April 30, 1998, no borrowings were outstanding under the Revolving Credit Facility.

     Security; Guaranty. The Revolving Credit Facility and the Senior Term Loan are secured by a first priority lien on substantially all of the properties and assets of the Company and its future subsidiaries, including a pledge of all of the shares of the Company's future subsidiaries, if any. Future subsidiaries of the Company (if any) will be required to guarantee the Revolving Credit Facility and the Senior Term Loan.

     Interest. At the Company's option, the interest rates per annum applicable to the Revolving Credit Facility and the Term Loans will be a fluctuating rate of interest measured by reference to (i) LIBOR plus the applicable borrowing margin, or (ii) a rate per annum equal to the higher of the published prime rate of the Agent Bank or the Federal Funds Rate (as defined in the Senior Credit Facility) as quoted by the Agent Bank plus 1/2 of 1% (the "ABR") plus the applicable borrowing margin. The applicable borrowing margin for the Revolving Credit Facility ranges from 1.375% to 2.500% for LIBOR based borrowings and 0.375% to 1.500% for ABR based borrowings. The applicable borrowing margin for the Term Loan ranges from 1.875% to 2.750% for LIBOR based borrowings and 0.875% to 1.750% for ABR based borrowings. At April 30, 1998 the Company had $79.5 million outstanding on the Senior Term Loan under a one month LIBOR at 8.40625%.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


4.   FINANCING ARRANGEMENTS (CONTINUED)

     Prepayments; Reductions of Commitments. The Senior Term Loan is required to be prepaid and commitments under the Revolving Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of asset sales or other dispositions of property if such proceeds are not used to purchase or acquire other assets within 180 days of the original asset sale, subject to limited exceptions, (ii) 50% of excess cash flow (as defined) for a fiscal year if the Company's total leverage ratio (as defined) determined as of the last day of such fiscal year equals or exceeds 5.0 to 1, (iii) 100% of excess insurance proceeds (as defined) and (iv) 100% of the net proceeds (as defined) of issuances of equity securities or debt obligations of the Company, subject to limited exceptions, and subject to reduction to 50% of such proceeds if the Company's total leverage ratio (as defined) is less than 5.0 to 1. Such mandatory prepayments and reductions will first be applied to the permanent reduction of the Senior Term Loan and second to the permanent reduction of the Revolving Credit Facility. Within the Senior Term Loan, prepayments with proceeds described in clause (I) or (iii) above will be applied pro rata to the remaining installments of the Senior Term Loan and prepayments with proceeds described in clause (ii) or (iv) above will be applied to each remaining installment of the Senior Term Loan in inverse order of maturity. The Company may make voluntary prepayments in minimum principal amounts of $50,000 or a whole multiple thereof.

     Covenants. The Senior Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, deem re or repurchase debt, (iii) incur liens and engage in sale lease-back transactions,
(iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements, (vii) make capital expenditures, (viii) engage in mergers, acquisitions and asset sales, (ix) transact with affiliates, (x) alter its line of business, (xi) enter into guarantees of indebtedness, and (xii) make optional payments on or modify the terms of subordinated debt. The Company must also make certain customary indemnifications of the Lenders and their agents is required to comply with financial covenants with respect to: (a) a minimum interest coverage ratio, (b) a minimum EBITDA, (c) a maximum leverage ratio, and (d) a minimum fixed charge coverage ratio (all defined in the Senior Credit Facility Agreement). The Senior Credit Facility also contains certain customary affirmative covenants. As of April 30, 1998, the Company was in compliance with all covenants specified in the Senior Credit Facility.

     Events of Default. Events of default under the Senior Credit Facility include (i) the Company's failure to pay principal or interest when due, (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents, (iii) customary cross-default provisions, (iv) events of bankruptcy, insolvency or dissolution of the Company, (v) the levy of certain judgments against the Company, (vi) certain adverse events under ERISA plans of the Company, (vii) the actual or asserted invalidity of security documents or guarantees of the Company or its subsidiaries, and (viii) a change of control of the Company.

SENIOR DISCOUNT NOTES

     On November 12, 1997 Holdings and Capital, the Company's parent, issued $32.5 million of initial aggregate principal ($57.9 million principal at maturity) of their 11 7/8% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes are joint and several obligations of Holding and Capital and are guaranteed by TransWestern (Holdings Wholly-Owned Subsidiary). The net proceeds from the sale of the Discount Notes were used to redeem approximately one-half of the existing Preferred Units of Holdings held by its limited partners on the date of issuance.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


4.   FINANCING ARRANGEMENTS (CONTINUED)

     Maturity, Interest and Principal. The Discount Notes will mature on November 15, 2008 and interest is not payable prior to November 15, 2002. Thereafter, interest on the Discount Notes will accrue at the rate of 11 7/8% per annum and will be payable semi-annually on each May 15 and November 15, commencing May 15, 2003, to the holders of record of Discount Notes at the close of business on the May 1 and November 1 immediately preceding such interest payment date. Interest on the Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from November 15, 2002. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Commencing November 15, 2002, interest is payable at the option of Holdings, in whole but not in part, at the rate of 13 3/8% per annum by the issuance of additional Discount Notes (valued at 100% of the face amount thereof) in lieu of cash interest; provided, however, that in connection with any redemption or repurchase of the Discount Notes as permitted or required by the Discount Note Agreement and upon the acceleration of the Discount Notes, all accrued interest shall be payable solely in cash. As used herein, the term "Discount Notes" shall include Discount Notes issued in lieu of cash interest on the Discount Notes in accordance with the Indenture, unless the context indicates otherwise.

     In connection with the issuance of the Discount Notes, Holdings granted the initial purchasers certain exchange and registration rights. Based upon the terms of such agreement, Holdings filed a Registration Statement on Form S-4, which became effective March 3, 1998, in connection with its offer to exchange new Discount Notes registered under the Securities Act of 1933, as amended, for the Old Discount Notes. The Exchange Offer expired on April 3, 1998.

     Security; Guaranty. The Discount Notes are limited to $57.9 million aggregate principal amount at maturity (other than Discount Notes issued in lieu of cash interest on the Discount Notes in accordance with the Indenture). The Discount Notes are general senior unsecured obligations of the Holdings, ranking senior in right of payment to any subordinated indebtedness of the Holdings. The Discount Notes are effectively subordinated in right of payment to all existing and future obligations of the Company's subsidiaries, including TransWestern. The Discount Notes were issued at a substantial discount to their aggregate principal amount at maturity with the gross proceeds from the issuance totaling approximately $32.5 million. Based on the issue price thereof, the yield to maturity of the Discount Notes is 11 7/8% per annum (computed on a semi-annual bond equivalent basis and assuming no Discount Notes are issued in lieu of cash interest thereon).

     Optional Redemption. The Discount Notes are be redeemable at the option of Holdings, in whole or in part, at any time on or after November 15, 2002 at the following redemption prices (expressed as a percentage of principal amount at maturity), together, in each case, with accrued interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on November 15 of each year listed below:

          YEAR                                          PERCENTAGE
          ----                                          ----------
          2002........................................    105.938%
          2003........................................    103.958%
          2004........................................    101.979%
          2005 and thereafter.........................    100.000%

     Notwithstanding the foregoing Holdings, at its option, may redeem all, but not less than all, of the aggregate principal amount of the Discount Notes outstanding at any time prior to November 15, 2002 at a redemption price equal to 11.1875% of the accreted value thereof, out of the net proceeds of one or more Public Equity Offerings (as defined); provided, however, that any such redemption occurs within 90 days following the closing of any such Public Equity Offering (as defined).

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


4.   FINANCING ARRANGEMENTS (CONTINUED)

     Holdings will be obligated in certain instances to make an offer to repurchase the Discount Notes at a purchase price equal to (i) 100% of the accreted value thereof, if the repurchase date is on or prior to November 13, 2002, or (ii) 100% of the principal amount at maturity thereof, together with accrued and unpaid interest thereon to the purchase date, with the net cash proceeds of certain asset sales.

     In the event of redemption of fewer than all of the Discount Notes, the Wilmington Trust Company (the "Trustee") shall select, if the Discount Notes are listed on a national securities exchange, in accordance with the rules of such exchange or, if the Discount Notes are not so listed, either on a pro rata basis or by lot or in such other manner as it shall deem fair and equitable the Discount Notes to be redeemed; provided, that if a partial redemption is made with the proceeds of a Public Equity Offering, selection of the Discount Notes or portion thereof for redemption will be made by the Trustee on a pro rata basis, unless such method is prohibited. The Discount Notes will be redeemable in whole or in part upon not less than 30 nor more than 60 days' prior written notice, mailed by first class mail to a holder's last address as it shall appear on the register maintained by the Registrar of the Discount Notes. On and after any redemption date, accreted value will cease to accrete or interest will cease to accrue, as the case maybe, on the Discount Notes or portions thereof called for redemption unless Holdings shall fail to redeem any such Note.

     Change of Control. Upon the occurrence of a Change of Control (as defined), each holder of the Discount Notes will be entitled to require Holdings to purchase such holder's Discount Notes at a purchase price equal to (i) 101% of the accreted value thereof, if the repurchase date is on or prior to November 15, 2002 or (ii) 101% of the principal amount at maturity thereof, together with accrued and unpaid interest thereon, if any, to the repurchase date, if such date is after November 15, 2002.

     Covenants. The Discount Note Indenture contains covenants for the benefit of the holders of the Discount Notes that, among other things, restrict the ability of Holdings and any of its Restricted Subsidiaries (including the Company) to (i) incur additional indebtedness, (ii) pay dividends and make distributions, (iii) issue stock of subsidiaries, (iv) make certain investments,
(v) repurchase stock, (vi) enter into transactions with affiliates, (vii) enter into sale lease-back transactions and (viii) merge or consolidate the Company. Holdings is also limited in its ability to create liens and transfer or sell assets. These covenants are subject to a number of important exceptions, including the allowance of Permitted Tax Distributions as a result of Holdings' status as a limited partnership. (as specified in the Discount Note Agreement). As of April 30, 1998, the Company was in compliance with all covenants specified in the Discount Note.

5.  PARTNERSHIP DEFICIT

     Holdings is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, the "Delaware Limited Partnership Act"). Holdings is governed by its Third Amended and Restated Agreement of Limited Partnership, (the "Partnership Agreement"), between Holdings and each of the New Investors. Interests in Holdings are owned 98.3% by the New Investors and 1.7% by TCC. TCC is a corporation organized under the Delaware General Corporation Law. The Partnership Agreement governs the relative rights and duties of its limited partners and its general partner with respect to Holdings.

     TCC controls, directs and exercises full control over all of Holdings activities and the Partnership Agreement vests all management powers over the business and affairs of Holdings exclusively in TCC. Holdings' limited partners have no right of control or management power over the business and affairs of Holdings except in their various capacities as an officer or director of Holdings or TCC, as the case may be. Any change affecting the rights and liabilities of any of Holdings' limited partners requires the consent of such limited partner.

     TCC may not withdraw as Holdings' general partner without the consent of the holders of a majority of the Class A Units, except that TCC shall be deemed to have withdrawn as Holdings' general partner upon the effective date of the transfer of all of its interests in Holdings.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


5.  PARTNERSHIP DEFICIT (CONTINUED)

     The Partnership Agreement, and therefore Holdings' existence will continue in effect until the earlier to occur of (i) December 31, 2043, (ii) the withdrawal of TCC if Holdings' limited partners to do not elect a successor general partner, and (iii) the occurrence of an act that results in TCC ceasing to be general partner under the Delaware Limited Partnership Act.

     As of April 30, 1998 the partnership's general partner equity consists of 9,800 authorized, issued and outstanding units with such units representing a 1.7% interest in the limited partnership. The Partnership's limited partner equity consists of 1,270,456 authorized, and 659,656 issued and outstanding Preferred units, 1,270,456 authorized, issued and outstanding Class A Common units and 10,000 authorized, issued and outstanding Class B Common units. The Preferred units are entitled to a preferred yield of 12.0% per annum, compounded quarterly, and an amount equal to the original investment in such Preferred units (net of any prior repayments of Preferred units) plus any accrued and unpaid preferred yield (collectively the "Preference Amount") on any liquidation or other distribution by the Partnership. After payment of the Preference Amount, Partners holding Class A units are entitled to share in any remaining proceeds of any liquidation or other distribution by the Partnership pro rata according to the number of Class A units held by such partners. Holders of Class B units will also be entitled to share in a percentage of any such distributions, but only if the holders of the Preferred units and the Class A units have achieved specified levels of return on their investment as set forth in the Partnership Agreement.

     Each Management Investor has entered into an Executive Agreement with Holdings and TCC (each, an "Executive Agreement"), pursuant to which such Management Investor purchased Class B Units which are subject to a five-year vesting period, which vesting schedule accelerates upon a sale of Holdings. The Class B Units were issued in connection with the Recapitalization to members of management as incentive units at fair market value. Under each Management Investor's Executive Agreement, in the event that such Management Investor's employment with the Company is terminated for any reason, Holdings has the option to repurchase all of such Management Investor's vested Class B Units in accordance with the provisions outlined in the Partnership Agreement and all other of such Management Investor's interests in Holdings and TCC at a price per unit derived as specified in the Partnership Agreement. In addition, in the event of a termination of the Management Investor's employment by Holdings without "cause" or by such Management Investor for "good reason" or such Management Investor's death or disability, such Management Investor may require Holdings or TCC to repurchase his or her vested Class B Units in accordance with the provisions outlined in the Partnership Agreement and all other interests of such Management Investor in Holdings and TCC at a price per unit derived as specified in the Partnership Agreement.

     Pursuant to the Recapitalization, Holdings, TCC, and the New Partners entered into a registration agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of registrable securities owned by certain investors have the right at any time, subject to certain conditions, to require Holdings to register any or all of their interests in Holdings' under the Securities Act on Form S-1 (a "Long-Form Registration") on three occasions at Holdings' expense and on Form S-2 or Form S-3 (a "Short-Form Registration") on three occasions at Holdings' expense. Holdings is not required, however, to effect any such Long-Form Registration or Short-Form Registration within six months after the effective date of a prior demand registration. In addition, all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at Holdings' expense whenever Holdings proposes to register any of its securities under the Securities Act (other than pursuant to a demand registration). In connection with such registrations, Holdings has agreed to indemnify all holders of registrable securities against certain liabilities including liabilities under the Securities Act. In addition, Holdings has the one-time right to preempt a demand registration with a piggyback registration.

     Both the Senior Credit Facility and the Discount Note Indenture generally limit Holdings' ability to pay cash distributions to its partners other than distributions in amounts approximately equal to the income tax liability of the partners of Holdings resulting from the taxable income of Holdings (the "Tax Distributions").

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)

5. PARTNERSHIP DEFICIT (CONTINUED)

Tax Distributions will be based on the approximate highest combined tax rate that applies to any one of Holdings' partners.

     During fiscal 1996, 1997 and 1998, Holdings made distributions to Common unit holders for income taxes totaling, $3,400 and $5,801, $2,100 respectively. Holdings also made distributions in connection with recapitalization transactions completed in fiscal 1996 and fiscal 1998 totaling, $36,400 and $205,631, respectively In November 1997, Holdings redeemed approximately 610,800 Preferred units from the net proceeds of the Discount Notes offering of approximately $31.3 million raised through the issuance of the Series B 11 7/8% Senior Discount Notes.

     As of April 30, 1997, the Partnership's general partner equity consisted of 9,800 authorized, issued and outstanding units with such units representing a 1.0% interest in the limited partnership. Also as of April 30, 1997, limited partner equity of the Partnership consisted of 3,968,236 authorized, issued and outstanding Class A Common units and 314,290 authorized Class E Incentive units, of which 299,698 were issued and outstanding. All outstanding units were redeemed in the Recapitalization completed in October 1997.

6.   BENEFIT PLANS

    401 (k) and Profit Sharing Plan

     Substantially all of Holdings' employees are covered by a 401 (k) and profit sharing retirement plan. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. Holdings may match the employee contributions, up to a limitation of 83% of the first 6% of annual earnings per participant. Holdings may also make annual discretionary profit sharing contributions. Contributions to the plan for the years ended April 30, 1996, 1997 and 1998 were approximately, $761, $761, and $1.1 million respectively.

     As mentioned in Note 1, Holdings elected to change its fiscal year from April 30 to December 31. As a result, Holdings also amended the plan year of the TransWestern Publishing 401 (k) and Profit Sharing Plan from April 30 to December 31.

    Equity Compensation Plan

     During fiscal 1994, Holdings established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the "Plan"). The Plan provides select key full-time employees with deferred compensation benefits for income tax purposes. Special distributions to the Plan are recorded as expense in the accompanying statements of income when declared by the Board of Directors, generally following a significant refinancing transaction.

     Distributions to the Plan related to refinancing transactions completed in fiscal 1996 and fiscal 1998 totaled $796 and $5,543, respectively. Employees receiving units in the Plan are eligible to receive a ratable per unit share of cash distributions from the Plan, if and when declared by the Plan Administrators.

     Generally, the Plan Administrators intend to distribute to employee unit holders all assets contributed to the Plan within three years of the date of contribution. In fiscal 1997 and 1998, the Plan Administrators paid distributions totaling $411 and $2.6 million. As of April 30, 1998, undistributed equity trust proceeds total $2.9 million.

     As a result of the Recapitalization, the existing Equity Compensation Plan was terminated. The Company adopted a new Equity Compensation Plan which will function similar to the old plan. As of April 30,1998, no assets had been contributed to the new plan.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (ALL DOLLARS IN THOUSANDS)


7.       LEASE COMMITMENTS

     Holdings leases office facilities in several cities throughout the United States under operating leases with remaining terms ranging from one to six years. Total rent expense in fiscal 1996, 1997, and 1998, was $1,750, $1,866 and $1,745 respectively. Future minimum lease payments, under these leases are as follows for years ending April 30:

          1999...................................   $  1,547
          2000...................................      1,397
          2001...................................      1,140
          2002...................................        796
          2003...................................        567
          Thereafter.............................        243
                                                    --------
                                                    $  5,690
                                                    ========

8.   RELATED PARTY TRANSACTIONS

     TCC advanced $694 and $4 in fiscal 1996 and 1997, respectively, to Holdings for working capital purposes. Holdings accrued interest on these advances at the established senior term loan rate (see Note 4).

     In connection with the Recapitalization, Holdings entered into a Management Agreement with Thomas H. Lee, Co. ("THL Co.") pursuant to which THL Co. agreed to provide (i) general executive and management services, (ii) identification, negotiation and analysis of financial and strategic alternatives, and (iii) other services agreed upon by Holdings and THL Co. On the Recapitalization closing date, THL Co. and the other equity investors in Holdings each received their pro rata portion of a $5.0 million transaction fee. In addition, THL and all other equity investors will receive a pro rata portion of the $500,000 annual management fee (the "Management Fee"), plus THL will be reimbursed for all reasonable out-of-pocket expenses (payable monthly in arrears). The Management Agreement has an initial term of one year, subject to automatic one-year extensions, unless Holdings or THL Co. provides written notice of termination no later than 30 days prior to the end of the initial or any successive period.

9.   SUBSEQUENT EVENT

     On June 4, 1998 the Company executed a Letter of Intent to purchase all of the outstanding stock of Target Directories of Michigan, Inc. ("Target") for cash of approximately $5.2 million. Target publishes two directories in southeast Michigan.