Form 10-Q
period 1998-09-30
TRANSWESTERN HOLDINGS LP
filed 1998-11-16
CIK 1050935

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ___________________.

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

                  TRANSWESTERN HOLDINGS L.P.         YES   NO

        AS OF NOVEMBER 6, 1998, TWP CAPITAL CORP. HAS 1,000 SHARES OF COMMON STOCK OUTSTANDING, ALL OF WHICH ARE OWNED BY TRANSWESTERN HOLDINGS L.P.

================================================================================

                           TRANSWESTERN HOLDINGS L.P.
                                 FORM 10-Q INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (unaudited) and April 30, 1998       1
         Consolidated Statements of Income for the Nine Months Ended
            September 30, 1998 (unaudited) and 1997 (unaudited)                                    2
         Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1998  (unaudited) and 1997 (unaudited)                      3
         Notes to Unaudited Consolidated Financial Statements                                      4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        12
Item 2.  Changes in Securities                                                                    12
Item 3.  Defaults upon Senior Securities                                                          12
Item 4.  Submission of Matters to a Vote of Security Holders                                      12
Item 5.  Other Information                                                                        12
Item 6.  Exhibits and Reports on Form 8-K                                                         12
         Signatures                                                                               12

                           TransWestern Holdings L.P.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                         SEPTEMBER 30,   APRIL 30,
                                                             1998           1998
                                                           ---------     ---------
                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash                                                     $   2,102     $   1,512
  Trade receivable, (less allowance for doubtful
    accounts of $9,155 in September 1998 and $9,532 in        21,458        26,127
    April 1998)
  Deferred directory costs                                     7,292         6,226
  Other current assets                                           770           950
                                                           ---------     ---------
Total current assets                                          31,622        34,815
Property, equipment and leasehold improvements, net            2,712         2,694
Acquired intangibles, net                                     18,772        14,326
Other assets, primarily debt issuance costs, net               9,748        10,162
                                                           ---------     ---------
Total assets                                               $  62,854     $  61,997
                                                           =========     =========

LIABILITIES AND PARTNERSHIP EQUITY
Current liabilities:
  Accounts payable                                         $   4,030     $   4,373
  Salaries and benefits payable                                3,424         3,075
  Accrued acquisition costs                                      316           504
  Accrued Equity Compensation Plan contribution                3,004         2,900
  Accrued interest                                             3,996         4,841
  Other accrued liabilities                                      781         1,129
  Customer deposits                                           13,370        10,164
  Current portion, long-term debt                              2,391         2,391
                                                           ---------     ---------
Total current liabilities                                     31,312       433,350
Long-term debt:
  Revolving loan                                               1,500            --
  Senior Credit Facility                                      76,813        77,344
  Series B 9 5/8% Senior Subordinated Notes                  100,000       100,000
  Series B 11 7/8% Senior Subordinated Notes, net             35,998        34,303
Partnership deficit:
  General partner                                             (3,107)       (3,043)
  Limited partner                                           (179,662)     (175,984)
                                                           ---------     ---------
Total partnership equity                                    (182,769)     (179,027)
                                                           ---------     ---------
Total liabilities and partnership deficit                  $  62,854     $  61,997
                                                           =========     =========

See accompanying notes.

                           TransWestern Holdings L.P.

                        Consolidated Statements of Income

                                   (Unaudited)

                                 (in thousands)


                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30
                                       ---------------------     ---------------------
                                         1998         1997         1998         1997
                                       --------     --------     --------     --------
Net revenue                            $ 28,995     $ 25,539     $ 84,545     $ 73,292
Cost of revenues                          5,557        5,606       15,927       15,410
                                       --------     --------     --------     --------
Gross profit                             23,438       19,933       68,618       57,882

Operating expenses:                          --
  Sales and marketing                    12,188       10,442       34,127       30,037
  General and administrative              4,358        3,893       12,862       12,272
                                       --------     --------     --------     --------
Total operating expenses                 16,546       14,335       46,989       42,309
                                       --------     --------     --------     --------
Income from operations                    6,892        5,598       21,629       15,573
Other income (expense), net                  75          104          244          300
Interest expense                         (5,622)      (1,479)     (16,695)      (5,197)
                                       --------     --------     --------     --------
Net income                             $  1,345     $  4,223     $  5,178     $ 10,676
                                       ========     ========     ========     ========
Net income per Partnership unit        $  1,345     $  4,223     $  5,178     $ 10,676
                                       ========     ========     ========     ========
Net income allocated to General
  partner units                        $     23     $     43     $     88     $    109
                                       ========     ========     ========     ========
Net income allocated to Limited
  Partner units                        $  1,322     $  4,180     $  5,090     $ 10,567
                                       ========     ========     ========     ========
Net income per General Partner unit
                                       $   2.33     $   4.39     $   8.98     $  11.10
                                       ========     ========     ========     ========
Net income per Limited Partner unit    $   0.52     $   1.05     $   2.00     $   2.66
                                       ========     ========     ========     ========



See accompanying notes.

                           TransWestern Holdings L.P.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (in thousands)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                1998         1997
                                                              --------     --------
OPERATING ACTIVITIES
Net income                                                    $  5,178     $ 10,676
Adjustments  to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                 8,068        4,932
   Amortization of deferred debt issuance costs                    950          505
   Provision for doubtful accounts                               8,018        7,195
   Changes in operating assets and liabilities, net of
      effects of purchased directories:
      Trade receivables                                         (5,625)      (2,406)
      Write-off of doubtful accounts                            (7,251)      (5,547)
      Recoveries of doubtful accounts                              402          451
      Deferred directory costs                                   1,533          929
      Other current assets                                        (214)         193
      Accounts payable                                             739         (149)
      Accrued liabilities                                        1,486       (3,823)
      Accrued interest                                           1,740            9
      Customer deposits                                         (1,725)        (501)
                                                              --------     --------
Net cash provided by operating activities                       13,299       12,454

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements        (702)      (1,133)
Payment for purchase of directories                            (15,468)          --
                                                              --------     --------
Net cash used for investing activities                         (16,170)      (1,133)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
   Revolving credit facility                                    24,866       14,500
Repayments of long-term debt
   Revolving credit facility                                   (23,175)     (16,200)
   Other long-term debt                                           (430)        (505)
   Senior Term Loan                                             (3,062)      (6,500)
Distributions to member                                            (38)      (3,700)
                                                              --------     --------
Net cash used for financing activities                          (1,839)     (12,405)
                                                              --------     --------

Net (decrease) increase in cash                                 (4,710)      (1,084)
Cash at beginning of period                                      6,812
                                                              --------     --------
Cash at end of period                                         $  2,102     $  1,969
                                                              ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                        $ 11,029     $  3,977

See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1.   BASIS OF PRESENTATION, ORGANIZATION AND BUSINESS ACTIVITIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Holdings' Form 10-K (SEC File No. 333-42117), for the fiscal year ended April 30, 1998.

     In November 1997, TransWestern Publishing Company L.P. (the "Partnership") changed its name to TransWestern Holdings L.P. ("Holdings") and formed and contributed substantially all of its assets to TransWestern Publishing Company LLC ("TransWestern" or the "Company"). TransWestern assumed or guaranteed all of the liabilities of the Partnership. As a result, Holdings' only assets consist of TransWestern's Member Units (as defined) and all of Capital's (as defined) capital stock. All of the operations that were previously conducted by the Partnership are now being conducted by TransWestern. Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and TransWestern has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations. In October 1997, the Partnership completed a $312 million recapitalization transaction (the "Recapitalization").

    The membership interests of TransWestern consist of a single class of authorized common units (the "Member Units"). Holdings is the sole member of TransWestern and accordingly, holds all 1,000 of the issued and outstanding Member Units.

    The general partner of Holding's is TransWestern Communications Company, Inc. ("TCC"), which held approximately 1.0% of Holdings outstanding partnership units in the period from formation of the Partnership (1993) through September 1997. Upon the consummation of the Recapitalization (as defined) in October 1997, TCC held approximately 1.7% of Holding's outstanding partnership units.

    The accompanying consolidated financial statements give retroactive effect to the formation of the Company and the contribution of assets and liabilities by Holdings as if these events had occurred on the date of the Partnership's formation. The accompanying financial statements present the historical financial position and results of operations of TransWestern.

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

3.   FINANCIAL STATEMENT DETAILS

                                                           SEPTEMBER 30,    APRIL 30,
                                                               1998            1998
                                                              -------        -------
                                                            (UNAUDITED)
         Computer and office equipment .....................  $ 5,649        $ 5,148
         Furniture and fixtures ............................    1,602          1,508
         Leasehold improvements ............................      291            278
                                                              -------        -------
                                                                7,542          6,934
         Less accumulated depreciation and amortization ....   (4,830)        (4,240)
                                                              -------        -------
                                                              $ 2,712        $ 2,694
                                                              =======        =======

Acquired Intangibles (in thousands)

                                                            SEPTEMBER 30,     APRIL 30,
                                                                1998            1998
                                                              --------        --------
                                                            (UNAUDITED)
         Customer Base .....................................  $ 42,176        $ 35,791
         Less accumulated amortization .....................   (23,404)        (21,465)
                                                              --------        --------
                                                              $ 18,772        $ 14,326
                                                              ========        ========

Other Assets (in thousands)

                                                           SEPTEMBER 30,      APRIL 30,
                                                               1998             1998
                                                             ---------        --------
                                                            (UNAUDITED)
         Debt issuance costs ...............................  $ 10,373        $ 10,304
         Other .............................................       829             729
                                                              --------        --------
                                                                11,202           9,783
         Less accumulated amortization .....................    (1,454)           (814)
                                                              --------        --------
                                                              $  9,748        $  8,969
                                                              ========        ========

4.  DIRECTORY ACQUISITION

    On July 16, 1998, the Company purchased all of the outstanding common stock of Target Directories of Michigan ("Target") for cash of approximately $5.4 million. In connection with the acquisition, the Company also assumed certain liabilities of Target totaling approximately $1.6 million. The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

          Customer List                               $6,300
          Deferred directory costs                     1,009
          Other current and non-current assets           691

    Assuming that the acquisition of Target had occurred on the first day of the Company's nine month period ended September 30, 1998 and fiscal year ended April 30, 1997, respectively, the unaudited pro forma results of operations would be as follows:

                                             September 30,    April 30,
                                                 1998             1998
                                                     (Unaudited)

         Net revenues ........................  $85,333        $102,240
         Net income (loss)....................    3,433          (3,665)

    The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Partnership was originally formed in May 1993 to acquire the TransWestern business from US West. In November, 1997, the Partnership formed and contributed substantially all of its assets to TransWestern Publishing Company LLC, TransWestern assumed or guaranteed all of the liabilities of the Partnership, and the Partnership changed its name to TransWestern Holdings L.P. All of the operations that were previously conducted by the Partnership are now being conducted by TransWestern.

   TransWestern recognizes net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All other operating costs are recognized during the period when incurred. As TransWestern continues to acquire or produce more directories, the publication schedule is periodically adjusted to accommodate new books. In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, the Company's directories may be published in a month earlier or later than the previous year previous year and related revenues may be recognized in different fiscal quarters from one year to the next. Year to year results depend on both timing and performance factors.

   Notwithstanding significant monthly fluctuation in net revenues recognized with respect to any one directory based on actual distribution dates of individual directories, the Company's bookings and cash collection activities generally occur at a steady pace throughout the year. As demonstrated in the following table, quarterly bookings, collection of advance payments and total cash receipts vary less than the Company's net revenues or EBITDA:

                                            Year Ending December 31, 1998
                                       ---------------------------------------
                                       1st Quarter   2nd Quarter   3rd Quarter
                                       -----------   -----------   -----------
         Net revenues ...............    $  26.8       $  28.7       $  29.0
         EBITDA (a) .................    $   8.9       $   9.6       $   8.5
         Bookings (b) ...............    $  25.0       $  22.8       $  26.8
         Advance payments ...........    $  11.5       $  11.5       $  13.3
         Total cash receipts (c) ....    $  21.7       $  25.8       $  25.9


(a) "EBITDA" is defined as net income plus interest expense, discretionary contributions to the Company's Equity Compensation Plan (such contributions represent special distributions to the Company's Equity Compensation Plan in connection with refinancing transactions) and depreciation and amortization and is consistent with the definition of EBITDA in the Discount Notes Indenture and in the Senior Credit Facility. EBITDA is not a measure of performance under generally accepted accounting principles
     (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

(b) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year.

(c)  Includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

   The following table summarizes the Company's results of operations as a percentage of revenue for the periods indicated:

                                                   THREE MONTHS               NINE MONTHS
                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                              ---------------------     -----------------------
                                                1998         1997         1998           1997
                                              --------     --------     ---------     ---------
         Net revenues .....................      100.0%       100.0%        100.0%        100.0%
         Cost of revenues .................       19.2         22.0          18.8          21.0
                                              --------     --------     ---------     ---------
         Gross profit .....................       80.8         78.0          81.2          79.0
         Sales and marketing ..............       42.0         40.9          40.4          41.0
         General and administrative .......       15.0         15.2          15.2          16.7
                                              --------     --------     ---------     ---------
         Income from operations ...........       23.8%        21.9%         25.6%         21.2%
                                              ========     ========     =========     =========
         EBITDA data (a):
           Net Income .....................   $  1,345     $  4,223     $   5,178     $  10,676

           Interest expense ...............      5,622        1,479        16,695         5,197
           Depreciation and amortization ..      1,571        1,625         5,094         4,932
                                              --------     --------     ---------     ---------
         EBITDA (a) .......................   $  8,538     $  7,327     $  26,967     $  20,805
                                              ========     ========     =========     =========
         EBITDA Margin (b) ................       29.4%        28.6%         31.9%         28.3%

(a) "EBITDA" is defined as net income plus interest expense, discretionary contributions to the Company's Equity Compensation Plan (such contributions represent special distributions to the Company's Equity Compensation Plan in connection with refinancing transactions) and depreciation and amortization and is consistent with the definition of EBITDA in the Discount Note Indenture and in the Senior Credit Facility. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin also provides a valuable indication of the Company's ability to generate cash flows available for debt service.

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenue increased $3.5 million, from $25.5 million for the three months ended September 30, 1997 to $29.0 million during the same three month period of 1998. The Company published 37 directories during both such three month periods of fiscal 1997 and fiscal 1998, 31 of which were the same directories, three of which were newly acquired titles. In addition, changes in the publication schedule resulted in six directories moving out of the 1998 period and three directories moving into the period. Revenue for the same 31 directories increased $1.6 million or 6.8%, from $24.0 million for the three month period ended September 30, 1997 to $25.6 million for the three month period ended September 30, 1998.

     Cost of revenues for the three month period ended September 30, 1998 decreased by $50,000 to $5.5 million from $5.6 million for the same three month period in 1997 primarily due to lower costs for the same 31 directories. Cost of revenues for the 31 directories published in both three month periods decreased $272,000, from $4.3 million to $4.0 million and was attributable to a reduction in the cost of paper.

     Gross profit for the three month period ended September 30, 1998 increased $3.5 million, to $23.4 million from $19.9 million for the same period in 1997 due to solid year over year growth in revenue and cost savings from the same 31 directories, the addition of three new directories and changes in the publication schedule. Gross profit for the same 31 directories increased $1.9 million, or 9.9%, from $18.8 million for the three month period ended September 30, 1997 to $20.7 million for the three month period ended September 30, 1998. The three newly acquired directories added $2.2 million of gross profit and timing changes in the publication schedule caused six directories to move out of the period and three directories to move in, with a resulting net decrease in gross profit of

$0.6 million. Gross margin increased from 78.0% during the three months ended September 30, 1997 to 80.8% during the same period in 1998.

     Sales and marketing expense increased by $1.7 million, from $10.4 million for the three months ended September 30, 1997 to $12.2 million for the same period in 1998. This increase was attributable to increased costs associated with the same 31 directories of $0.9 million, costs for the three new directories of $0.6 million, increased sales management costs of $0.7 million offset by $0.5 million of lower costs associated with the change in the mix of directories published as a result of publication schedule changes. Sales and marketing expense as a percentage of net revenues increased from 40.9% during the three months ended September 30, 1997 to 42.0% during the same period in fiscal 1998 primarily due to an increase in the number of sales representatives selling advertising for the same 31 books and an increase in sales management costs.

     General and administrative expense increased $462,000 from $3.9 million in the three months ended September 30, 1997 to $4.4 million in the same period of fiscal 1998 as a result of increases in salaries and benefits and general operating cost increases. General and administrative expense as a percentage of net revenues decreased from 15.2% for the three months ended September 30, 1997 to 15.0% during the same period in fiscal 1998.

     As a result of the above factors, income from operations increased $1.3 million, from $5.6 million for the three months ended September 30, 1997 to $6.9 million for the same period in fiscal 1998. Income from operations as a percentage of net revenues increased from 21.9% during the three months ended September 30, 1997 to 23.8% during the same period of fiscal 1998.

     Interest expense increased $4.1 million from $1.5 million for the three months ended September 30, 1997 to $5.6 million in fiscal 1998 due to the higher debt levels resulting from the Recapitalization.

     As a result of the increased interest expense, net income decreased $2.9 million from $4.2 million for the three months ended September 30, 1997 to $1.3 million in 1998.


     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's financial results were affected by changes in the publishing schedule during the first nine months of 1998 compared to the same period in 1997, resulting in differences in the number and mix of directories published. As a result, interim results are not indicative of results that may be expected for the entire year.

     Net revenue increased $11.3 million, from $73.3 million for the first nine months of 1997 to $84.5 million during the first nine months of 1998. The Company published 112 directories during the first nine months of 1998 and 109 directories during the first nine months of 1997. The increase in net revenues was due to $1.9 million from publication timing changes resulting in the publication dates for six directories moving into the period and the publication dates for nine directories moving out of the period, plus $4.5 million of net revenue attributable to six newly acquired directories added in the nine months ended September 30, 1998 and $4.9 million year to year net revenue growth of the same 100 directories published during both periods.

     Same book revenue growth for the 100 directories published in both periods was 6.9% and the average revenue per account grew 5.2%.

     Cost of revenues for the first nine months of fiscal 1998 of $15.9 million increased by $0.5 million, from $15.4 million for the same period in fiscal 1997, due to book publication changes and the addition of six new directories. Cost of revenues for the same 100 directories published in both periods decreased $151,000, from $12.0 million to $11.8 million attributable to a reduction in paper costs.

   Gross profit for the nine months ended September 30, 1998 increased $10.7 million, to $68.6 million from $57.9 million for the same period in 1997 due to growth in the same directories of $5.0 million, six new directories contributing $3.6 million and book publication changes contributing $2.1 million. Gross margin increased from 79.0% during the first nine months of 1997 to 81.2% during the same period in 1998.

     Sales and marketing expense increased $4.1 million from $30.0 million for the first nine months of 1997 to $34.1 million for the same period in 1998. This increase was attributable to increased selling costs of $1.8 million for the same 100 directories published in both periods, $1.2 million for the six new directories and $1.1 million of increased sales management costs. The provision for bad debt as a percentage of net revenues decreased from 9.2% to 9.0% due to the change in the mix of directories published. Sales and marketing expense as a percentage of net revenues decreased from 41.0% during the first nine months of 1997 to 40.4% during the same period in 1998.

     General and administrative expense increased $0.6 million, from $12.3 million in the first nine months of 1997 to $12.9 million in the same period of 1998 as a result of increased travel costs and professional fees associated with public debt reporting. General and administrative expense as a percentage of net revenues decreased from 16.7% in the nine month period ending September 30, 1997 to 15.2% in the same period in 1998.

     As a result of the above factors, income from operations increased $6.1 million, from $15.5 million for the first nine months of 1997 to $21.6 million for the same period in 1998. Income from operations as a percentage of net revenues increased from 21.2% during the first nine months of 1997 to 25.6% during the same period of 1998.

     Interest expense increased $11.5 million from $5.2 million for the first nine months of 1997 to $16.7 million in the same period of 1998 due to the higher debt levels resulting from the Recapitalization.

     As a result of the increased interest expense, net income decreased $5.5 million from $10.7 million for the first nine months of 1997 to $5.2 million in 1998.

     YEAR 2000 READINESS STATEMENT

     The Company has a Year 2000 (Y2K) project team focusing on four key readiness areas: 1) Business Computer Systems, addressing hardware and software used in the Company's core operations; 2) Computing Infrastructure, addressing network servers, operating software, voice networks, and phones; 3) End User Computing, addressing hardware and software used in the Company's ancillary operations and 4) Vendors/Suppliers, addressing the preparedness of the Company's key suppliers.

     For each readiness area, the Company is performing risk assessment, conducting testing, and remediation (retirement, replacement or conversion), developing contingency plans to mitigate unknown risk, and communicating with employees, suppliers, and other third parties to raise awareness of the Y2k problem.

     Business Computer Systems, Computing Infrastructure, and End User Computing readiness programs: The Company, assisted by third parties, is conducting an assessment of internal applications and computer hardware. Some software applications already are or have been made year 2000 compliant and resources have been assigned to address other applications based on their importance and the time required to make them Y2K compliant. All software remediation, Y2k compliance evaluation of hardware, including routers, telecommunication equipment, workstations and other items is expected to be completed by August 1999.

     In addition to applications and information technology hardware, the Company is developing remediation/contingency plans for embedded systems, facilities and other operations, such as financial and banking systems.

     Vendors/Suppliers readiness program: This program focuses on minimizing the risks associated with key suppliers. The Company has identified key suppliers and is in the process of contacting them to solicit information on their Y2K readiness. To date, the Company has received some responses, most of which indicate that the suppliers are in the process of developing remediation plans. The Company is also developing supplier action lists and contingency plans for key suppliers.

     The Company estimates that total Y2k costs will be less than $1 million with the majority of these costs to be incurred during the next four quarters. Management intends to periodically refine this estimate over time as it continues to assess and develop alternatives. There can be no assurance, however, that there will not be a delay in or increased costs associated with, the programs described in this section.

     Since the programs described in this section are ongoing, management has not yet identified all potential Y2K complications. Therefore, the potential impact of these complications on the Company's financial condition and the results of operations cannot be determined at this time. If computer systems used by The Company or its suppliers, the performance of products provided to The Company by suppliers, or the software applications used to produce products sold by The Company fail or experience significant difficulties related to Y2K, The Company's results of operations and financial condition could be materially adversely affected.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $13.3 million in the nine months ended September 30, 1998 as compared to approximately $12.5 million in the same period in 1997. The $0.8 million increase in operating cash flow resulted primarily from an increase in non-cash charges and accrued expenses more than offsetting decreased net income of $2.4 million and an increase in the use of cash related to net receivables.

     The primary factors affecting accrued expenses were contingent payments for acquisitions made in 1997 with no corresponding amount in 1998 and the amount and timing of bonus and equity trust payments made in the first nine months of 1997 compared to the same period in 1998. The change in accrued interest is associated with the Recapitalization which caused substantially changed in the amount and timing of interest payments related to the Senior Subordinated Debt. The $2.4 million decrease in net income reflects the net impact of increased operating income for the first nine months of 1998 arising from favorable differences in the mix, timing and results of directories published (including acquisitions) being offset by substantially higher interest expense from the higher debt levels following the Recapitalization. The increased use of funds related to receivables was primarily related to increased receivable balances and higher write-offs of bad debts associated with the overall growth in revenue.

     Net cash used by investing activities was approximately $16.2 million in the nine months ended September 30, 1998 as compared to approximately $1.1 million in the same period in 1997. This $15.0 million increase in use of funds was primarily the result of increased cash paid for directory acquisitions in the 1998 period.

     Net cash used for financing activities was approximately $1.8 million in the first nine months of fiscal 1998 as compared to approximately $12.4 million in the same period in 1997. This $10.6 million increase was primarily the result of a higher net draw of funds against the revolving credit facility, a reduction in term loan payments and a discontinuation of member tax distributions following the recapitalization due to a change in the tax position of the company.

     The Company's principal sources of funds following the Recapitalization are anticipated to be cash flows from operating activities and borrowings under the $40 million (maximum) Revolving Credit Facility. The Company believes that these sources of funds will provide it with sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of debt principal and interest on the Senior Subordinated Notes and Senior Discount Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the Senior Subordinated Notes, Senior Discount Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, the Company may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available. As of September 30, 1998 the Company's total indebtedness was $216.7 million. The indebtedness consisted of $78.9 million on the Senior Term Loan, $1.5 million on the Revolving Credit Facility, $100.0 million of the 9 5/8% Senior Subordinated Notes, $36 million of Senior Discount Notes and $0.3 million of Seller Notes related to directory acquisitions.

     As of September 30, 1998 the Company had cash and cash equivalents totaling approximately $2.1 million and an available balance on the Revolving Credit Facility of $38.5 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         During August 1998 the Company entered into a Comprehensive Settlement Agreement Release and Covenant Not to Sue with a former employee in settlement of a lawsuit filed against the Company in June 1998. The terms of the settlement were not significant.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit Index
             27.1 Consolidated Financial Data Schedule
         (B) No reports on Form 8-K were filed during the nine months ending September 30, 1998
         --------
             + Holdings agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on November 14, 1998 on their behalf by the undersigned thereunto duly authorized.

                                      TRANSWESTERN HOLDINGS L.P.
                                --------------------------------------
                                             (Registrant)

                            BY:  TransWestern Communications Company, Inc.
                                ------------------------------------------
                                                  (General Partner)


                            BY:            /s/ RICARDO PUENTE
                                --------------------------------------
                                   Name:  Ricardo Puente
                                  Title:  Chief Executive Officer, President
                                (Principal Financial and Accounting Officer)