Form 10-Q/A
period 1998-09-30
TRANSWESTERN HOLDINGS LP
filed 1999-02-12
CIK 1050935

                           TRANSWESTERN HOLDINGS L.P.
                                 FORM 10-Q/A INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
   as of September 30, 1998 (unaudited) and April 30, 1998                   3

Consolidated Statements of Income
   for the Nine Months Ended September 30, 1998 (unaudited)
   and 1997 (unaudited) and the Two Months Ended June 30, 1998 (unaudited)   4

Consolidated Statements of Cash Flows for the Nine
   Months Ended September 30, 1998  (unaudited) and 1997 (unaudited)         5

Notes to Unaudited Consolidated Financial Statements                         6

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

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
                                                           =========     =========

See accompanying notes.

                           TransWestern Holdings L.P.

                        Consolidated Statements of Income

                                   (Unaudited)

                  (in thousands, except per partner unit data)


                                                                                   TWO MONTHS
                                  THREE MONTHS ENDED         NINE MONTHS ENDED        ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,         JUNE 30,
                                ---------------------     ---------------------     --------
                                  1998         1997         1998         1997         1998
                                --------     --------     --------     --------     --------
Net revenue                     $ 28,995     $ 25,539     $ 84,545     $ 73,292     $  7,732
Cost of revenues                   5,557        5,606       15,927       15,410        2,134
                                --------     --------     --------     --------     --------
Gross profit                      23,438       19,933       68,618       57,882        5,598

Operating expenses:
  Sales and marketing             12,188       10,442       34,127       30,037        4,501
  General and administrative       4,358        3,893       12,862       12,272        2,506
                                --------     --------     --------     --------     --------
Total operating expenses          16,546       14,335       46,989       42,309        7,007
                                --------     --------     --------     --------     --------
Income (loss) from operations      6,892        5,598       21,629       15,573       (1,409)
Other income, net                     75          104          244          300           64
Interest expense                  (5,622)      (1,479)     (16,695)      (5,197)      (3,704)
                                --------     --------     --------     --------     --------
Net income (loss)               $  1,345     $  4,223     $  5,178     $ 10,676     $ (5,049)
                                ========     ========     ========     ========     ========
Net income (loss)
     per Partnership unit       $  1,345     $  4,223     $  5,178     $ 10,676     $ (5,049)
                                ========     ========     ========     ========     ========
Net income (loss) allocated
     to General partner units   $     23     $     43     $     88     $    109     $    (86)
                                ========     ========     ========     ========     ========
Net income (loss) allocated
     to Limited Partner units   $  1,322     $  4,180     $  5,090     $ 10,567     $ (4,963)
                                ========     ========     ========     ========     ========
Net income (loss) per
     General Partner unit       $   2.33     $   4.39     $   8.98     $  11.10     $  (8.76)
                                ========     ========     ========     ========     ========
Net income (loss) per
     Limited Partner unit       $   0.52     $   1.05     $   2.00     $   2.66     $  (1.95)
                                ========     ========     ========     ========     ========



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

4.  DIRECTORY ACQUISITION (CONTINUED)

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

                                      TRANSWESTERN HOLDINGS L.P.
                                ------------------------------------------
                                              (Registrant)

                            BY:  TransWestern Communications Company, Inc.
                                ------------------------------------------
                                            (General Partner)


                            BY:
                                ------------------------------------------
                                Name:  Joan M. Fiorito
                                Title:  Vice President, Chief Financial
                                Officer and Assistant Secretary (Principal
                                Financial and Accounting Officer)