Form 10-Q
period 1999-06-30
TRANSWESTERN HOLDINGS LP
filed 1999-08-16
CIK 1050935

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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


                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
              December 31, 1998                                              3

          Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 1999 (unaudited) and 1998 (unaudited)           4

          Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1999 (unaudited) and 1998 (unaudited)    5

          Notes to Unaudited Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17

Item 2.   Changes in Securities and Use of Proceeds                         17

Item 3.   Defaults upon Senior Securities                                   17

Item 4.   Submission of Matters to a Vote of Security Holders               17

Item 5.   Other Information                                                 17

Item 6.   Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                  18


                            TRANSWESTERN HOLDINGS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           JUNE 30,    DECEMBER 31,
                                                                             1999            1998
                                                                          ---------       ---------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                   $   3,719       $  14,067
   Trade receivables, (less allowance for doubtful accounts of
     $9,517 at June 30, 1999 and $9,608 at December 31, 1998)                29,038          20,931
   Deferred directory costs                                                   9,963           8,935
   Other current assets                                                         910             625
                                                                          ---------       ---------
          Total current assets                                               43,630          44,558

Non-current assets:
   Property, equipment and leasehold improvements, net                        2,853           2,977
   Acquired intangibles, net                                                 69,956          34,486
   Other assets, primarily debt issuance costs, net                           9,287           9,746
                                                                          ---------       ---------
          Total non-current assets                                           82,096          47,209
                                                                          ---------       ---------
Total assets                                                              $ 125,726       $  91,767
                                                                          =========       =========

LIABILITIES AND PARTNERSHIP DEFICIT

Current liabilities:
   Accounts payable                                                       $   6,063       $   4,241
   Salaries and benefits payable                                              4,899           3,980
   Accrued acquisition costs                                                  4,965             450
   Accrued interest                                                           2,199           1,470
   Other accrued liabilities                                                    715           1,068
   Customer deposits                                                         17,067          16,139
   Current portion, long-term debt                                            1,741           2,207
                                                                          ---------       ---------
          Total current liabilities                                          37,649          29,555

Long-term debt:
   Series D 9 5/8% Senior Subordinated Notes                                141,684         141,784
   Series B 11 7/8% Senior Discount Notes, net                               39,251          37,060
   Senior Credit Facility                                                    65,293          66,165
   Revolving loan                                                            24,800              --
   Acquisition debt                                                           4,950           2,000
                                                                          ---------       ---------
          Total long-term debt                                              275,978         247,009

Partnership deficit:
   General Partner                                                           (3,195)         (3,141)
   Limited Partner                                                         (184,706)       (181,656)
                                                                          ---------       ---------
Total Partner deficit:                                                     (187,901)       (184,797)
                                                                          ---------       ---------
Total liabilities and partner deficit                                     $ 125,726       $  91,767
                                                                          =========       =========

See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)


                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                --------     --------    --------     --------
Net revenue                                     $ 34,136     $ 28,789    $ 65,649     $ 55,550
Cost of revenue                                    5,975        5,441      12,081       10,370
                                                --------     --------    --------     --------
Gross profit                                      28,161       23,348      53,568       45,180

Operating expenses:
   Sales and marketing                            13,866       11,483      27,651       21,939
   General and administrative                      8,061        3,957      15,792        8,504
                                                --------     --------    --------     --------
Total operating expenses                          21,927       15,440      43,443       30,443
                                                --------     --------    --------     --------
Income from operations                             6,234        7,908      10,125       14,737
Other income, net                                     98           90         208          169
Interest expense                                  (7,076)      (5,563)    (13,508)     (11,072)
                                                --------     --------    --------     --------
Net income (loss) before taxes                  $   (744)    $  2,435    $ (3,175)    $  3,834
Tax Expense                                            8            -           8            -
                                                --------     --------    --------     --------
Net Income (loss)                               $   (752)    $  2,435    $ (3,183)    $  3,834
                                                ========     ========    ========     ========

Net income (loss) allocated
  to General Partner units                      $    (13)    $     41    $    (54)    $     65
                                                ========     ========    ========     ========
Net income (loss) allocated
  to Limited Partner units                      $   (739)    $  2,394    $ (3,129)    $  3,769
                                                ========     ========    ========     ========
Net income (loss) per
  General Partner unit                          $   (1.3)    $    4.2     $  (5.5)    $    6.6
                                                ========     ========    ========     ========
Net income (loss) per
  Limited Partner unit                          $   (0.3)   $     0.9    $   (1.2)    $    1.5
                                                ========     ========    ========     ========


See accompanying notes.

                          TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        1999         1998
                                                                      --------     --------
OPERATING ACTIVITIES
Net (loss) income                                                     $ (3,183)    $  3,834
Adjustments  to reconcile net (loss) income to cash provided by operating activities:
    Depreciation and amortization                                        8,733        3,522
    Amortization of deferred debt issuance costs                           687          630
    Amortization of Senior Note discount                                 2,191        1,953
    Provision for doubtful accounts                                      5,811        5,008
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
       Trade receivables                                                (6,176)      (4,348)
       Write-off of doubtful accounts                                   (6,391)      (4,438)
       Recoveries of doubtful accounts                                     243          251
       Deferred directory costs                                           (234)       1,432
       Other current assets                                               (160)         226
       Accounts payable                                                  1,424         (553)
       Accrued liabilities                                              (2,327)          13
       Accrued interest                                                    728         (657)
       Customer deposits                                                  (406)      (2,423)
                                                                      --------     --------
Cash provided by operating activities                                      940        4,450

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                (386)        (363)
Acquisition of directories                                             (34,554)      (7,807)
Increase in other assets                                                  (356)        (323)
                                                                      --------     --------
Cash used for investing activities                                     (35,296)      (8,493)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                           38,100       14,400
Repayments of long-term debt
    Revolving credit facility                                          (13,300)     (12,400)
    Senior Term Loan                                                      (871)      (2,961)
Partnership contribution                                                    79           --
                                                                      --------     --------
Cash provided by (used for) financing activities                        24,008         (961)
                                                                      --------     --------
Net decrease in cash                                                   (10,348)      (5,004)
Cash at beginning of period                                             14,067        6,812
                                                                      --------     --------
Cash at end of period                                                 $  3,719     $  1,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $ 10,002     $  9,146

See accompanying notes.

                          TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1. GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of TransWestern Holdings L.P. (Holdings) and its wholly owned subsidiary, TransWestern Publishing Company, LLC (TransWestern). All significant inter-company transactions have been eliminated. Holdings' only assets consist of TransWestern's Member Units (as defined). Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and TransWestern has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations.

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the eight months ended December 31, 1998. The 10-K is available at the SEC's website on the Internet at http://www.sec.gov.

                            TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.   FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

                                                       JUNE 30,    DECEMBER 31,
                                                        1999           1998
                                                    -----------    -----------
Computer and office equipment....................    $   6,401      $   6,122
Furniture and fixtures...........................        1,675          1,636
Leasehold improvements...........................          379            310
                                                    -----------    -----------
                                                         8,455          8,068
Less accumulated depreciation and amortization...       (5,602)        (5,091)
                                                    -----------    -----------
                                                     $   2,853      $   2,977
                                                    ===========    ===========

Acquired Intangibles

                                                       JUNE 30,    DECEMBER 31,
                                                        1999           1998
                                                    -----------    -----------
Customer Base..................................      $ 103,825      $  60,031
Less accumulated amortization..................        (33,869)       (25,545)
                                                    -----------    -----------
                                                     $  69,956      $  34,486
                                                    ===========    ===========

Other Assets

                                                      JUNE 30,   DECEMBER 31,
                                                       1999          1998
                                                    -----------   -----------
Debt issuance costs...............................   $  11,595     $  11,367
Less accumulated amortization.....................      (2,308)       (1,621)
                                                    -----------   -----------
                                                     $   9,287     $   9,746
                                                    ===========   ===========

3.   DIRECTORY ACQUISITIONS

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

     YPTexas. On April 1, 1999, we purchased certain tangible and intangible assets of Yellow Pages of Texas, Inc. ("YPTexas") for a total of approximately
$2.2 million.   YPTexas publishes one directory near Ft Worth, Texas.

     Golden State. On April 2, 1999, we purchased certain tangible and intangible assets of Golden State Directory, Corp. ("Golden State") for a total of approximately $5.5 million. Golden State publishes six directories in northern California.

     The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows:

             Customer List                                        $ 41,266
             Deferred directory costs                                1,457
             Other current and non-current assets                    2,341

     Assuming that the above acquisitions had occurred on the first day of the Company's six month period ended June 30, 1998, the unaudited pro forma results of operations would be as follows:

                                                                  Six months ended June 30,
                                                               -----------------------------
                                                                   1999              1998
                                                               ------------      -----------
                                                                         (Unaudited)
           Net revenues.......................................  $65,649            $59,803
           Net income (loss)..................................   (3,183)             2,213

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

                             TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

4.   GUARANTEE

     Target Directories of Michigan, Inc. ("Target"), which is a direct, wholly-owned subsidiary of TransWestern, fully and unconditionally guaranteed TransWestern's Series D 9 5/8% Senior Subordinated Notes due 2007 that were outstanding as of June 30, 1999 on an unsecured senior subordinated basis. Target is TransWestern's only direct or indirect subsidiary, other than an inconsequential subsidiary, and Target has no debt senior to the Notes. Separate full financial statements and other disclosures concerning Target have not been presented because, in the opinion of management, such information is not material to investors. Target was acquired in July, 1998. Following is summarized financial information concerning Target for the six months ended and as of June 30, 1999:

Statement of Operations Data:
Net revenues               $    933
Gross profit                    602
Operating income               (144)
Net loss                       (312)

Balance Sheet:
Current assets             $  1,856
Non-current assets            5,094
Current liabilities           2,220
Non-current liabilities          --

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     As used in this item and throughout this Quarterly Report on form 10-Q, "we," "us," and "our" each refer to Holdings and TransWestern collectively.

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

    Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a steady pace throughout the year. As demonstrated in the following table, our quarterly bookings, collection of advance payments and total cash receipts vary less than our net revenues or EBITDA (in millions):

                            -------------------------------------------------------------
                                1998        1998         1998         1999         1999
                            -------------------------------------------------------------
                            2nd Quarter  3rd Quarter  4th Quarter  1st Quarter  2nd Quarter
                              -------      -------      -------      -------      -------
Net revenues ...............  $  28.7      $  29.0      $  24.4      $  31.5      $  34.1
EBITDA (a) .................  $   9.6      $   8.5      $   5.5      $   8.2      $  11.0
Bookings (b) ...............  $  22.8      $  26.8      $  29.3      $  30.7      $  34.6
Advance payments ...........  $  11.5      $  13.3      $  13.9      $  14.4      $  15.4
Total cash receipts (c) ....  $  25.8      $  25.9      $  26.0      $  25.4      $  28.3

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

RESULTS OF OPERATIONS

    The following table summarizes our results of operations as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS                   SIX MONTHS
                                                     ENDED  JUNE 30,               ENDED  JUNE 30,
                                               --------------------------    -------------------------
                                                  1999             1998         1999            1998
                                               ---------        ---------    ---------       ---------
          Net revenues ..................          100.0%           100.0%       100.0%          100.0%
          Cost of revenues ..............           17.5             18.9         18.4            18.7
                                               ---------        ---------    ---------       ---------
          Gross profit ..................           82.5             81.1         81.6            81.3
          Sales and marketing ...........           40.6             39.9         42.1            39.5
          General and administrative ....           23.6             13.7         24.1            15.3
                                               ---------        ---------    ---------       ---------
          Income from operations ........           18.3%            27.5%        15.4%           26.5%
                                               =========        =========    =========       =========
          EBITDA Margin (a), (b) ........           32.1%            33.2%        29.2%           33.2%
                                               =========        =========    =========       =========

(a)  For a definition of "EBITDA" see the immediately preceding section.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin also provides a valuable indication of the Company's ability to generate cash flows available for debt service.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED
     JUNE 30, 1998

     Net revenues increased $5.3 million, or 18.6%, from $28.8 million in the three months ended June 30, 1998 to $34.1 million in the same period in 1999. We published 42 directories in the three months ended June 30, 1999 compared to 36 in the same period in 1998. The net revenue growth was due to $4.9 million from eight new directories, $4.1 million from seven directories for which the publication date moved into the period and growth in the same 27 directories published during both periods of $2.2 million; offset by $5.9 million of net revenues associated with nine directories published in the three months ended June 30, 1998 but not in the same period in 1999.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 27 directories published in both periods was 9.8%.

     Cost of revenues increased $0.6 million, or 9.8%, from $5.4 million in the three months ended June 30, 1998 to $6.0 million in the same period in 1999. The increase was the result of $0.8 million of costs associated with eight new directories published in the three months ended June 30, 1999, and $0.7 million in costs associated with seven directories published in the three months ended June 30, 1999, but not in the same period in 1998; offset by $1.1 million of costs associated with nine directories published during the three months ended June 30, 1998, but not in the same period in 1999. Production support costs increased $0.2 million in the three months ended June 30, 1999 due to the directories acquired since the second quarter of 1998.

     As a result of the above, gross profit increased $4.9 million, or 20.6%, from $23.3 million in the three months ended June 30, 1998 to $28.2 million in the same period in 1999. Gross margin increased from 81.1% in the three months ended June 30, 1998 to 82.5% in the same period in 1999 as a result of lower direct costs on both existing directories published in both periods and newly acquired directories.

     Selling and marketing expenses increased $2.4 million, or 20.8%, from $11.5 million in the three months ended June 30, 1998 to $13.9 million in the same period in 1999. The increase was attributable to increases of $0.9 million in sales support costs, $1.1 million in direct sales costs and $0.4 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $0.9 million was due to sales offices acquired since the second quarter of 1998. The increase in direct sales costs of $1.1 million was as follows: $1.2 million of additional costs were for the eight new directories, $1.0 million for seven directories moving into the period, and $0.4 million of higher costs associated with the same 27 directories; offset by $1.5 million of costs associated with nine directories that published in the three months ended June 30, 1998 but not in the same period in 1999. Direct sales costs as a percentage of revenue for the same 27 directories published during both periods decreased from 19.6% to 19.2% in the three months ended June 30, 1999 compared to the same period in 1998.

     General and administrative expense increased $4.1 million, or 103.7%, from $4.0 million for the three months ended June 30, 1998 to $8.1 million for the same period in 1999. The increase was due to: amortization of acquired customer base and other intangibles of $3.1 million and an increase in incentive compensation costs and increases in other professional service costs totaling $1.0 million.

     As a result of the above factors, income from operations decreased $1.7 million, or 21.2%, from $7.9 million in the three months ended June 30, 1998 to $6.2 million in the same period in 1999. Income from operations as a percentage of net revenues decreased from 27.5% in the three months ended June 30, 1998 to 18.3% in the same period in 1999.

     Interest expense increased $1.5 million, or 27.2%, from $5.6 million in the three months ended June 30, 1998 to $7.1 million in the same period in 1999 due to higher levels of debt.

     As a result of the above factors, net income decreased $3.2 million, or 130.9%, from income of $2.4 million in the three months ended June 30, 1998 to a loss of $0.8 million in the same period in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 1998

     Net revenues increased $10.0 million, or 18.2%, from $55.6 million in the six months ended June 30, 1998 to $65.6 million in the same period in 1999. We published 85 directories in the six months ended June 30, 1999 compared to 75 in the same period in 1998. The net revenue growth was due to $10.1 million from 16 new directories, $3.5 million from six directories for which the publication date moved into the period and growth in the same 63 directories published during both periods of $4.1 million; offset by $7.7 million of net revenues associated with 12 directories published in the six months ended June 30, 1998 but not in the same period in 1999.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 63 directories published in both periods was 8.6%.

     Cost of revenues increased $1.7 million, or 16.5%, from $10.4 million in the six months ended June 30, 1998 to $12.1 million in the same period in 1999. The increase was the result of $2.3 million of costs associated with 16 new directories published in the six months ended June 30, 1999, and $0.6 million in costs associated with six directories published in the six months ended June 30, 1999, but not in the same period in 1998; offset by $1.5 million of costs associated with 12 directories published during the six months ended June 30, 1998, but not in the same period in 1999. Costs for the same 63 books decreased $0.1 million compared to the prior year. Production support costs increased $0.4 million in the six months ended June 30, 1999 due to the directories acquired since the second quarter of 1998.

     As a result of the above, gross profit increased $8.4 million, or 18.6%, from $45.2 million in the six months ended June 30, 1998 to $53.6 million in the same period in 1999. Gross margin increased from 81.3% in the six months ended June 30, 1998 to 81.6% in the same period in 1999 as a result of lower direct costs on the directories published in both periods and directories moving into the period.

     Selling and marketing expenses increased $5.8 million, or 26.0%, from $21.9 million in the six months ended June 30, 1998 to $27.7 million in the same period in 1999. The increase was attributable to increases of $2.6 million in sales support costs, $2.3 million in direct sales costs and $0.8 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $2.6 million was due to $1.8 million was due $1.8 million in higher sales costs incurred by offices acquired since the second quarter of 1998 and $0.8 million was due to the reorganization of the sales management structure in 1998. The increase in direct sales costs of $2.3 million was as follows: $2.5 million of additional costs were for the 16 new directories, $0.8 million for six directories moving into the period, and $1.0 million of higher costs associated with the same 63 directories; offset by $2.0 million of costs associated with twelve directories that published in the six months ended June 30, 1998 but not in the same period in 1999. Direct sales costs as a percentage of revenue for the same 63 directories published during both periods increased from 19.4% to 19.9% in the six months ended June 30, 1999 compared to the same period in 1998.

     General and administrative expense increased $7.3 million, or 85.7%, from $8.5 million for the six months ended June 30, 1998 to $15.8 million for the same period in 1999. The increase was due to: amortization of acquired customer base and other intangibles of $5.3 million and an increase in incentive compensation costs and increases in other professional service costs totaling $2.0 million.

     As a result of the above factors, income from operations decreased $4.6 million, or 31.3%, from $14.7 million in the six months ended June 30, 1998 to $10.1 million in the same period in 1999. Income from operations as a percentage of net revenues decreased from 26.5% in the six months ended
June 30, 1998 to 15.4% in the same period in 1999.

     Interest expense increased $2.4 million, or 22.0%, from $11.1 million in the six months ended June 30, 1998 to $13.5 million in the same period in 1999 due to higher levels of debt.

     As a result of the above factors, net income decreased $7.0 million, or 183.0%, from income of $3.8 million in the six months ended June 30, 1998 to a loss of $3.2 million in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.0 million in the six months ended June 30, 1999 compared to $4.5 million provided in the same period in 1998, exclusive of the effects of acquired directories. The decrease in cash provided resulted primarily due to lower net income, net of adjustments to reconcile net income to cash provided by operating activities in the six months ended June 30, 1999 compared to the same period in the prior year.

     Customer deposits (advance payments) have continued to improve over the past four quarters and is attributed to both higher volume of net revenues and our efforts to collect more cash at contract closing to reduce our exposure to uncollectable accounts.

     Net cash used by investing activities was $35.3 million in the six months ended June 30, 1999 as compared to $8.5 million in the same period in 1998. Investing activities consist primarily of cash used to acquire directories. In the six months ended June 30, 1999, $34.6 million was spent compared to $7.8 million in the same period in the prior year. The prior year's acquisition consisted of Mast Advertising and Publishing, Inc. which was acquired for total consideration of $8.4 million. The Mast directories serve Nashville, Tennessee and the surrounding area, Northern Ohio and Southern Michigan. Acquisitions made in the six months ended June 30, 1999 are discussed in note 3 of the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $24.0 million in the six months ended June 30, 1999 as compared to $1.0 million used in the same period in 1998. These borrowings were undertaken to aid in the funding of acquisitions during the quarters.

     In connection with the recapitalization of our company in October 1997, we incurred significant debt. As of June 30, 1999 Holdings had total outstanding long term indebtedness of $276.0 million, including TransWestern's $141.7 million of Series D 9 5/8% Senior Subordinated Notes due 2007, $39.3 million of Holdings' 11 7/8% Senior Discount Notes due 2008 and $65.3 million of outstanding borrowings under TransWestern's senior credit facility, which ranks senior to the Series D notes. In addition, of the $40.0 million revolving loan under the senior credit facility, $24.8 million was borrowed and $15.2 million was available at June 30, 1999.

     In May, 1999 TransWestern was required to make a semiannual interest payment of $6.7 million on its Series D 9 5/8% Senior Subordinated Notes (which were exchanged for TransWestern's Series B and Series C Notes in April 1999).

     Our principal sources of funds are cash flows from operating activities and available funds under our revolving credit facility. Based upon the successful implementation of management's business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

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

     - vendors/suppliers -- addressing the preparedness of our key suppliers.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     TransWestern is exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under its Senior Credit Facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of June 30, 1999, there was approximately $65.3 million outstanding under the term loan (at an interest rate of 7.4% at such time) and $24.8 million outstanding under the revolving loans (at an interest rate of 7.2% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $7.5 million on an annual basis. [TransWestern does not attempt to mitigate this risk through hedging transactions.] All of TransWestern's sales are denominated in U.S. dollars, thus TransWestern is not subject to any foreign currency exchange risks.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are a party to various other litigation matters incidental to the conduct of our business. Management does not believe that the outcome of any of these matters in which we are currently involved will have a material adverse effect on our financial condition or the results of our operations.

     On June 15, 1999, TransWestern Holdings, L.P. and TransWestern Communications Company, Inc. were sued by Lisa McDonnel, Inc. (d/b/a Image
One), a California corporation ("Image One"), by a complaint filed in the United States District Court for the Southern District of California alleging
(i) infringement of copyright, (ii) injunctive relief, (iii) unfair competition, (iv) false light, (v) intentional interference with economic relations, (vi) negligent interference with economic relations, (vii) intentional interference with contractual relations and (viii) negligent interference with contractual relations. The complaint relates to supposed unauthorized use by TransWestern Publishing of advertisements in certain of its telephone directories in violation of its rights. The Complaint claims statutory damages of $8.8 million dollars, actual damages of $299,450 and reimbursement of attorney's fees and expenses, as well as injunctive relief. On August 6, 1999, the district court denied Image One's request for a temporary restraining order, finding that Image One had not established a
likelihood of success on its claims.   The court has scheduled a hearing on a
motion for preliminary injunction for October 8, 1999.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 1999 on its behalf by the undersigned thereunto duly authorized.

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