Form 10-Q
period 1999-09-30
TRANSWESTERN HOLDINGS LP
filed 1999-11-15
CIK 1050935

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                                 (858) 467-2800
              (Registrant's telephone number, including area code)

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


                                                                              PAGE
                                                                              ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
              December 31, 1998                                                  3

          Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 1999 (unaudited) and 1998 (unaudited)          4

          Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 (unaudited) and 1998 (unaudited)          5

          Notes to Unaudited Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     18

Item 2.   Changes in Securities and Use of Proceeds                             18

Item 3.   Defaults upon Senior Securities                                       18

Item 4.   Submission of Matters to a Vote of Security Holders                   18

Item 5.   Other Information                                                     18

Item 6.   Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                      19


                            TRANSWESTERN HOLDINGS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                             1999            1998
                                                                          ---------       ---------
                                                                         (Unaudited)
ASSETS

Current assets:
   Cash                                                                   $   1,206       $  14,067
   Trade receivables, (less allowance for doubtful accounts of
     $9,314 at September 30 and $9,608 at December 31)                       32,005          20,931
   Deferred directory costs                                                   9,287           8,935
   Other current assets                                                       1,263             625
                                                                          ---------       ---------
          Total current assets                                               43,761          44,558

Non-current assets:
   Property, equipment and leasehold improvements, net                        2,774           2,977
   Acquired intangibles, net                                                 70,606          34,486
   Other assets, primarily debt issuance costs, net                           8,948           9,746
                                                                          ---------       ---------
          Total non-current assets                                           82,328          47,209
                                                                          ---------       ---------
Total assets                                                              $ 126,089       $  91,767
                                                                          =========       =========

LIABILITIES AND PARTNERSHIP DEFICIT

Current liabilities:
   Accounts payable                                                       $   7,047       $   4,241
   Salaries and benefits payable                                              5,123           3,980
   Accrued acquisition costs                                                  4,464             916
   Accrued interest                                                           5,377           1,470
   Other accrued liabilities                                                  1,174           1,068
   Customer deposits                                                         16,508          16,139
   Current portion, long-term debt                                            1,741           1,741
                                                                          ---------       ---------
          Total current liabilities                                          41,434          29,555

Long-term debt:
   Series D 9 5/8% Senior Subordinated Notes                                141,633         141,784
   Series B 11 7/8% Senior Discount Notes, net                               40,399          37,060
   Senior Credit Facility                                                    64,858          66,165
   Revolving loan                                                            23,000              --
   Acquisition debt                                                           2,810           2,000
                                                                          ---------       ---------
          Total long-term debt                                              272,700         247,009

Partnership deficit:
   General Partner                                                           (3,196)         (3,141)
   Limited Partner                                                         (184,849)       (181,656)
                                                                          ---------       ---------
Total Partner deficit:                                                     (188,045)       (184,797)
                                                                          ---------       ---------
Total liabilities and partner deficit                                     $ 126,089       $  91,767
                                                                          =========       =========

See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited, in thousands)


                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                --------     --------    --------     --------
Net revenue                                     $ 38,231     $ 28,995    $103,880     $ 84,545
Cost of revenue                                    7,232        5,557      19,313       15,927
                                                --------     --------    --------     --------
Gross profit                                      30,999       23,438      84,567       68,618

Operating expenses:
   Sales and marketing                            15,409       12,188      43,060       34,127
   General and administrative                      8,817        4,358      24,609       12,862
                                                --------     --------    --------     --------
Total operating expenses                          24,226       16,546      67,669       46,989
                                                --------     --------    --------     --------
Income from operations                             6,773        6,892      16,898       21,629
Other income, net                                     97           75         305          244
Interest expense                                  (6,771)      (5,623)    (20,279)     (16,695)
                                                --------     --------    --------     --------
Net income (loss) before taxes                  $     99     $  1,344    $ (3,076)    $  5,178
Tax Expense                                          225            -         233            -
                                                --------     --------    --------     --------
Net Income (loss)                               $   (126)    $  1,344    $ (3,309)    $  5,178
                                                ========     ========    ========     ========

Net income (loss) allocated
  to General Partner units                      $     (2)    $     23    $    (56)    $     88
                                                ========     ========    ========     ========
Net income (loss) allocated
  to Limited Partner units                      $   (124)    $  1,321    $ (3,253)    $  5,090
                                                ========     ========    ========     ========
Net income (loss) per
  General Partner unit                          $   (0.2)    $    2.4    $   (5.7)    $    9.0
                                                ========     ========    ========     ========
Net income (loss) per
  Limited Partner unit                          $   (0.0)   $     0.5    $   (1.3)    $    2.0
                                                ========     ========    ========     ========


See accompanying notes.

                          TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1999         1998
                                                                      --------     --------
OPERATING ACTIVITIES
Net (loss) income                                                     $ (3,309)    $  5,178
Adjustments  to reconcile net (loss) income to cash provided by operating activities:
    Depreciation and amortization                                       13,995        5,093
    Amortization of deferred debt issuance costs                         1,029          950
    Amortization of Senior Note discount                                 3,339        2,975
    Amortization of Premium                                               (151)           0
    Provision for doubtful accounts                                      9,154        8,018
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
       Trade receivables                                                (8,940)      (5,497)
       Write-off of doubtful accounts                                  (10,348)      (7,275)
       Recoveries of doubtful accounts                                     654          403
       Deferred directory costs                                            442        2,264
       Other current assets                                               (589)          56
       Accounts payable                                                  2,812          452
       Accrued liabilities                                              (3,416)         532
       Accrued interest                                                  3,906        1,740
       Customer deposits                                                  (965)      (3,295)
                                                                      --------     --------
Cash provided by operating activities                                    7,613       11,594

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                (576)        (611)
Acquisition of directories                                             (39,454)      (7,807)
Increase in other assets                                                  (233)      (5,856)
                                                                      --------     --------
Cash used for investing activities                                     (40,263)     (14,274)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                           47,700       24,600
Repayments of long-term debt
    Revolving credit facility                                          (24,700)     (23,100)
    External Debt Payments                                              (1,965)        (430)
    Senior Term Loan                                                    (1,307)      (3,062)
Partnership contribution                                                    61          (38)
                                                                      --------     --------
Cash provided by (used for) financing activities                        19,789       (2,030)
                                                                      --------     --------
Net decrease in cash                                                   (12,861)      (4,710)
Cash at beginning of period                                             14,067        6,812
                                                                      --------     --------
Cash at end of period                                                 $  1,206     $  2,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $ 12,156     $ 11,029

See accompanying notes.

                          TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1. GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of TransWestern Holdings L.P. ("Holdings") and its wholly owned subsidiary, TransWestern Publishing Company, LLC ("TransWestern"). All significant inter-company transactions have been eliminated. Holdings' only assets consist of TransWestern's Member Units (as defined). Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and TransWestern has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations. Target Directories of Michigan, Inc. is a wholly owned subsidiary of TransWestern.

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Holdings' Form 10-K for the eight months ended December 31, 1998. The 10-K is available at the SEC's website on the Internet at http://www.sec.gov.

                            TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.   FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1999           1998
                                                    -----------    -----------
Computer and office equipment....................    $   6,502      $   6,122
Furniture and fixtures...........................        1,723          1,636
Leasehold improvements...........................          419            310
                                                    -----------    -----------
                                                         8,644          8,068
Less accumulated depreciation and amortization...       (5,870)        (5,091)
                                                    -----------    -----------
                                                     $   2,774      $   2,977
                                                    ===========    ===========

Acquired Intangibles

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1999           1998
                                                    -----------    -----------
Customer Base..................................      $ 109,368      $  60,031
Less accumulated amortization..................        (38,762)       (25,545)
                                                    -----------    -----------
                                                     $  70,606      $  34,486
                                                    ===========    ===========

Other Assets

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1999          1998
                                                    -----------   -----------
Debt issuance costs...............................   $  11,599     $  11,367
Less accumulated amortization.....................      (2,651)       (1,621)
                                                    -----------   -----------
                                                     $   8,948     $   9,746
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

     Orange Line. On February 15, 1999, TransWestern purchased four directories from Call It, Inc. (DBA Orange Line) for approximately $1.1 million in cash and $0.2 million in cash held in escrow for six months to be released upon the expiration of the representation and warranty period of the purchase agreement. The acquired directories serve the northern Ohio area.

     YPTexas. On April 1, 1999, TransWestern purchased certain tangible and intangible assets of Yellow Pages of Texas, Inc. ("YPTexas") for a total of
approximately $2.2 million.   YPTexas publishes one directory near Ft Worth,
Texas.

     Golden State. On April 2, 1999, TransWestern purchased certain tangible and intangible assets of Golden State Directory, Corp. ("Golden State") for a total of approximately $5.5 million. Golden State published six directories in northern California.

     Pioneer. On August 30, 1999 TransWestern purchased certain tangible and intangible assets from Pioneer Telephone Directories Corp. ("Pioneer") for $2.4 million in cash. Pioneer published three directories in southeastern Alabama.

     Stafford. On August 24, 1999 TransWestern purchased certain tangible and intangible assets from Greenville News, Inc. (Stafford Communications) for $2.5 million in cash. Greenville News published two directories in western central Michigan.

     The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows:

             Customer List                                        $ 46,146
             Deferred directory costs                                1,457
             Other current and non-current assets                    2,361

                             TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3.   DIRECTORY ACQUISITIONS (CONTINUED)

     Assuming that the above acquisitions had occurred on January 1, 1998, the unaudited pro forma results of operations would be as follows:

                                                              Nine months ended September 30,
                                                               -----------------------------
                                                                   1999              1998
                                                               ------------      -----------
                                                                         (Unaudited)
           Net revenues.......................................   $107,834           $98,095
           Net loss    .......................................     (3,170)           (1,453)

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

4.   GUARANTEE

     Target Directories of Michigan, Inc. ("Target"), which is a direct, wholly-owned subsidiary of TransWestern, fully and unconditionally guaranteed TransWestern's Series D 9 5/8% Senior Subordinated Notes due 2007 that were outstanding as of September 30, 1999 on an unsecured senior subordinated basis. Target is TransWestern's only direct or indirect subsidiary, other than an inconsequential subsidiary which is a co-issuer of the notes, and Target has no debt senior to the Notes. Separate full financial statements and other disclosures concerning Target have not been presented because, in the opinion of management, such information is not material to investors. Target was acquired in July, 1998. Following is summarized financial information concerning Target for the nine months ended and as of September 30, 1999 (unaudited):

Statement of Operations Data:
Net revenues               $  2,710
Gross profit                  1,921
Operating income                313
Net income                       88

Balance Sheet:
Current assets             $  1,257
Non-current assets            4,784
Current liabilities             722
Non-current liabilities          --

5. SUBSEQUENT EVENTS

ACQUISITIONS

     United Multimedia (American Media). On October 15, 1999 TransWestern purchased certain tangible and intangible assets of United Multimedia (American Media) for a total of $16.0 million. The purchase price consists of $14.4 million in cash and a note payable of $1.6 million due in 18 months subject to adjustment based on actual account receivable collections. TransWestern will pay a $0.5 million production fee on January 1, 2000 for completion of certain in-process directories. United Multimedia published six directories in Riverside County and northern San Diego County, California.

     Medina. On November 1, 1999 TransWestern purchased certain tangible and intangible assets of Great Lakes Telephone Directories ("Medina") for approximately $1.5 million in cash. We also paid $0.3 million for a non-compete agreement in the region. Medina published one directory in Northern Ohio.

                             TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

5. SUBSEQUENT EVENTS (CONTINUED)

ACQUISITIONS (CONTINUED)

     Superior. On November 12, 1999 TransWestern purchased certain tangible and intangible assets of Superior Telephone Directories II ("Superior") for approximately $1.2 million. Superior publishes one directory in Oklahoma.

SENIOR CREDIT FACILITY AMENDMENT

      In November 1997, in conjunction with the Recapitalization of Holdings and TransWestern, TransWestern entered into an Assumption Agreement and Amended and Restated Credit Agreement with CIBC and First Union and other lenders, pursuant to which TransWestern could borrow up to $125.0 million consisting of a revolving credit facility of up to $40.0 million (the "Revolving Credit Facility") and a Senior Term Loan in an aggregate principal amount of $85.0 million (the "Senior Term Loan"). Principal payments on the Senior Term Loans are due quarterly through maturity, October 1, 2004. The revolving credit agreement expires on October 1, 2003. Borrowings under this agreement rank senior to all other indebtedness of TransWestern and are Secured by all the assets of TransWestern.


  	In October 1999 the Amended and Restated Credit Agreement (the "Credit Agreement") was amended to increase the Revolving Credit Facility to $70.0 million, increase to $4.0 million the allowable amount of annual lease commitments, increase to $0.25 million the amount of permitted loans to Officers and employees, increase to $50.0 million the permitted annual amount of pre-approved acquisitions, and change the step-down schedule of borrowing availability. The Revolving Credit commitments shall automatically be permanently reduced according to the following schedule, commencing on January 1, 2002, by the amount set forth opposite each date.

January 1, 2002...............................  $  5,250
April 1, 2002...............................       5,250
July 1, 2002...............................        5,250
October 1, 2002...............................     5,250

January 1, 2003...............................    12,250
April 1, 2003...............................      12,250
July 1, 2003...............................       12,250
October 1, 2003...............................    12,250

The terms of the Senior Term Loan were not affected by this amendment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     As used in this item and throughout this Quarterly Report on form 10-Q, "we," "us," and "our" each refer to Holdings and TransWestern collectively.

Overview

     We recognize net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All of our other operating costs are recognized during the period when incurred. As TransWestern continues to acquire or produce more directories, we adjust the publication schedule periodically to accommodate new books. In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, we may publish the directories in periods different than the previous year and related revenues may be recognized in different fiscal quarters from one year to the next. Year to year results depend on both timing and performance factors.

    Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a steady pace throughout the year. As demonstrated in the following table, our quarterly bookings, collection of advance payments and total cash receipts vary less than our net revenues or EBITDA (in millions):

                            ----------------------------------------------------------------
                               1998         1998         1999         1999         1999
                            ----------------------------------------------------------------
                            3rd Quarter  4th Quarter  1st Quarter  2nd Quarter  3rd Quarter
                              -------      -------      -------      -------      -------
Net revenues ...............  $  29.0      $  24.4      $  31.5      $  34.1      $  38.2
EBITDA (a) .................  $   8.5      $   5.5      $   8.2      $  11.0      $  12.0
Bookings (b) ...............  $  26.8      $  29.3      $  30.7      $  34.6      $  37.8
Advance payments ...........  $  13.3      $  13.9      $  14.4      $  15.4      $  17.6
Total cash receipts (c) ....  $  25.9      $  26.0      $  25.4      $  28.3      $  32.6

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

(c) "Total Cash Receipts" includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

    The following table summarizes our results of operations as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS                   NINE MONTHS
                                                  ENDED  SEPTEMBER 30,          ENDED  SEPTEMBER 30,
                                               --------------------------    -------------------------
                                                  1999             1998         1999            1998
                                               ---------        ---------    ---------       ---------
          Net revenues ..................          100.0%           100.0%       100.0%          100.0%
          Cost of revenues ..............           18.9             19.2         18.6            18.8
                                               ---------        ---------    ---------       ---------
          Gross profit ..................           81.1             80.8         81.4            81.2
          Sales and marketing ...........           40.3             42.0         41.4            40.4
          General and administrative ....           23.1             15.0         23.7            15.2
                                               ---------        ---------    ---------       ---------
          Income from operations ........           17.7%            23.8%        16.3%           25.6%
                                               =========        =========    =========       =========
          EBITDA Margin (a), (b) ........           31.5%            29.5%        30.0%           31.9%
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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED
     SEPTEMBER 30, 1998

     Net revenues increased $9.2 million, or 31.9%, from $29.0 million in the three months ended September 30, 1998 to $38.2 million in the same period in 1999. We published 48 directories in the three months ended September 30, 1999 compared to 37 in the same period in 1998. The net revenue growth of $9.2 million was due to $7.6 million from twelve new directories, $8.1 million from eleven directories for which the publication date moved into the period and growth in the same 25 directories published during both periods of $1.5 million; offset by $8.0 million of net revenues associated with twelve directories published in the three months ended September 30, 1998 but not in the same period in 1999.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 25 directories published in both periods was 7.2%.

     Cost of revenues increased $1.6 million, or 30.1%, from $5.6 million in the three months ended September 30, 1998 to $7.2 million in the same period in 1999. The increase was the result of $1.6 million of costs associated with twelve new directories published in the three months ended September 30, 1999 and $1.3 million in costs associated with eleven directories published in the three months ended September 30, 1999, but not in the same period in 1998; offset by $1.2 million of costs associated with twelve directories published during the three months ended September 30, 1998, but not in the same period in 1999 and $0.3 million in reductions from the same 25 books published in both periods. Indirect production support costs increased $0.2 million in the three months ended September 30, 1999 due to the new directories published in the third quarter of 1999.

     As a result of the above, gross profit increased $7.6 million, or 32.3%, from $23.4 million in the three months ended September 30, 1998 to $31.0 million in the same period in 1999. Gross margin increased from 80.8% in the three months ended September 30, 1998 to 81.1% in the same period in 1999 as a result of lower direct costs on directories published in both periods.

     Sales and marketing expenses increased $3.2 million, or 26.4%, from $12.2 million in the three months ended September 30, 1998 to $15.4 million in the same period in 1999. The increase was attributable to increases of $0.7 million in sales support costs, $2.4 million in direct sales costs and $0.1 million in the provision for bad debt.

     The increase in sales support costs of $0.7 million was due to sales offices acquired since the third quarter of 1998. The increase in direct sales costs of $2.4 million was as follows: $2.0 million of additional costs were for the twelve new directories, $1.8 million for eleven directories moving into the period, and $0.3 million of higher costs associated with the 25 same directories; offset by $1.7 million of costs associated with twelve directories that published in the three months ended September 30, 1998 but not in the same period in 1999. Direct sales costs as a percentage of revenue for the same 25 directories published during both periods decreased from 20.0% to 19.8% in the three months ended September 30, 1998 compared to the same period in 1999. The increase in the provision for bad debt of $0.1 million was at a lower rate than the increase in net revenue due to higher recovered revenue from accounts previously written off and lower provision rates from new directory titles.

     General and administrative expenses increased $4.4 million, or 102.4%, from $4.4 million for the three months ended September 30, 1998 to $8.8 million for the same period in 1999. The increase was due to: amortization of acquired customer base and other intangibles of $3.6 million and an increase in incentive compensation costs and increases in other professional service costs totaling $0.8 million.

     As a result of the above factors, income from operations decreased $0.1 million, or 1.7%, from $6.9 million in the three months ended September 30, 1998 to $6.8 million in the same period in 1999. Income from operations as a percentage of net revenues decreased from 23.8% in the three months ended September 30, 1998 to 17.7% in the same period in 1999.

     Interest expense increased $1.0 million, or 20.4%, from $5.6 million in the three months ended September 30, 1998 to $6.7 million in the same period in 1999 due to higher levels of debt.

     As a result of the above factors, net income decreased $1.4 million, or 109.4%, from income of $1.3 million in the three months ended September 30, 1998 to a loss of ($0.1) million in the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED
     SEPTEMBER 30, 1998

     Net revenue increased $19.3 million, or 22.9%, from $84.5 million in the nine months ended September 30, 1998 to $103.9 million in the same period in 1999. We published 133 directories in the nine months ended September 30, 1999 compared to 112 in the same period in 1998. The net revenue growth was due to $17.8 million from 28 new directories, $4.8 million from seven directories for which the publication date moved into the period and growth in the same 98 directories published during both periods of $5.9 million; offset by $9.2 million of net revenues associated with 14 directories published in the nine months ended September 30, 1998 but not in the same period in 1999.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 98 directories published in both periods was 7.8%.

     Cost of revenues increased $3.4 million, or 21.3%, from $15.9 million in the nine months ended September 30, 1998 to $19.3 million in the same period in 1999. The increase was the result of $3.9 million of costs associated with 28 new directories published in the nine months ended September 30, 1999, and $0.8 million in costs associated with seven directories published in the nine months ended September 30, 1999, but not in the same period in 1998; offset by $1.5 million of costs associated with 14 directories published during the nine months ended September 30, 1998, but not in the same period in 1999. Costs for the same 98 books decreased $0.4 million compared to the prior year. Production support costs increased $0.6 million in the nine months ended September 30, 1999 due to the new directories published during the period.

     As a result of the above, gross profit increased $16.0 million, or 23.2%, from $68.6 million in the nine months ended September 30, 1998 to $84.6 million in the same period in 1999. Gross margin increased from 81.2% in the nine months ended September 30, 1998 to 81.4% in the same period in 1999 as a result of lower direct costs as a percentage of revenue on the directories published in both periods and directories moving into the period.

     Sales and marketing expenses increased $9.0 million, or 26.2%, from $34.1 million in the nine months ended September 30, 1998 to $43.1 million in the same period in 1999. The increase was attributable to increases of $3.3 million in sales support costs, $4.8 million in direct sales costs and $0.9 million in the provision for bad debt.

     The increase in sales support costs of $3.3 million was due to $2.8 million in higher sales costs incurred by offices acquired since the third quarter of 1998 and $0.5 million due to the reorganization of the sales management structure in 1998. The increase in direct sales costs of $4.8 million was as follows: $4.5 million of additional costs were for the 28 new directories, $1.0 million for seven directories moving into the period, and $1.3 million of higher costs associated with the 98 same directories; offset by $2.0 million of costs associated with 14 directories that published in the nine months ended September 30, 1998 but not in the same period in 1999. Direct sales costs as a percentage of revenue for the same 98 directories published during both periods increased from 20.1% to 20.3% in the nine months ended September 30, 1998 compared to the same period in 1999.

     General and administrative expenses increased $11.7 million, or 91.4%, from $12.9 million for the nine months ended September 30, 1998 to $24.6 million for the same period in 1999. The increase was due to: amortization of acquired customer base and other intangibles of $8.9 million and an increase in incentive compensation costs and increases in other professional service costs totaling $2.8 million.

     As a result of the above factors, income from operations decreased $4.7 million, or 21.9%, from $21.6 million in the nine months ended September 30, 1998 to $16.9 million in the same period in 1999. Income from operations as a percentage of net revenues decreased from 25.6% in the nine months ended September 30, 1998 to 16.3% in the same period in 1999.

     Interest expense increased $3.6 million, or 21.5%, from $16.7 million in the nine months ended September 30, 1998 to $20.3 million in the same period in 1999 due to higher levels of debt.

     As a result of the above factors, net income decreased $8.5 million, or 163.9%, from income of $5.2 million in the nine months ended September 30, 1998 to a loss of $3.3 million in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $7.6 million in the nine months ended September 30, 1999 compared to $11.6 million in the same period in 1998, The decrease in cash provided by operations resulted primarily from an increase in trade receivables and the write-off rate of doubtful accounts in the nine months ended September 30, 1999 compared to the same period in the prior year.

     Customer deposits (advance payments) have improved compared to the prior year due to higher volume of net revenues and our efforts to collect more cash at contract closing to reduce our exposure to uncollectable accounts. Advance payments were $38.0 million in the nine months ended September 30, 1999 and $34.7 million in the same period in 1998 for an increase of $3.3 million or 9.5%.

     Net cash used for investing activities was $40.3 million in the nine months ended September 30, 1999 as compared to $14.3 million in the same period in 1998. Investing activities consist primarily of cash used to acquire directories. In the nine months ended September 30, 1999, $39.5 million was spent compared to $7.8 million in the same period in the prior year. The prior year's acquisition consisted of Mast Advertising and Publishing, Inc. ($8.4 million) and Target Directories of Michigan, Inc. ($5.4 million). Acquisitions made in the nine months ended September 30, 1999 are discussed in note 3 of the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $19.8 million in the nine months ended September 30, 1999 as compared to $2.0 million used for the same period in 1998. These borrowings were undertaken to aid in the funding of acquisitions during the quarters.

     In connection with the recapitalization of our company in October 1997, we incurred significant debt. As of September 30, 1999 Holdings had total outstanding long term indebtedness of $272.7 million, including TransWestern's $141.6 million (including unamortized premium) of Series D 9 5/8% Senior Subordinated Notes due 2007, $40.4 million of Holdings' 11 7/8% Senior Discount Notes due 2008 and $64.9 million of outstanding borrowings under TransWestern's senior credit facility, which ranks senior to the Series D notes.

     As of September 30, 1999 the borrowing capacity under TransWestern's revolving loan agreement under its senior credit facility was $40 million and $23 million was borrowed and $17 million was available under the agreement. In October 1999, the senior credit facility was amended to provide TransWestern with $30 million in additional borrowing capacity on its revolving loan agreement and to make certain other changes to the senior credit facility. In October 1999, TransWestern purchased certain tangible and intangible assets of United Multimedia (American Media) for a total of $16.0 million. See footnote 5 of the consolidated financial statements, subsequent events, for additional information on the amendments to the senior credit facility and the American Media acquisition.

     In May, 1999 TransWestern was required to make a semiannual interest payment of $6.7 million on its Series D 9 5/8% Senior Subordinated Notes. Another, similar payment is due in November of 1999.

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

YEAR 2000 READINESS STATEMENT

     Our Year 2000 ("Y2K") project team focused on four key readiness areas:

     - business computer systems -- addressed hardware and software used in our core operations;

     - computing infrastructure -- addressed network servers, operating software, voice networks, and phones;

     - end user computing -- addressed hardware and software used in our ancillary operations; and

     - vendors/ suppliers -- addressed the preparedness of our key suppliers.

     For each readiness area, we performed risk assessment, conducted testing, and remediation, either retirement, replacement or conversion, developed contingency plans to mitigate known risk, and communicated with employees, suppliers, and other third parties to raise awareness of the Y2K problem.

     Business Computer Systems, Computing Infrastructure, and End User Computing Readiness Programs. We, with the assistance of third parties, conducted an assessment of our internal applications and computer hardware. Some software applications already were or have been made year 2000 compliant and resources were assigned to address other applications based on their importance and the time required to make them Y2K compliant. All of our software remediation, Y2K compliance evaluation of hardware, including routers, telecommunication equipment, workstations and other items are substantially complete.

     In addition to applications and information technology hardware, we have developed remediation/contingency plans for certain business critical systems such as: embedded systems, facilities and other operations, such as financial and banking systems. Business critical systems were tested for Y2K compliance and service agreements for those systems were reviewed to confirm we will have vendor support for such systems in Y2K.

     Vendors/Suppliers Readiness Program. This program focuses on minimizing the risks associated with key suppliers. We have identified key suppliers and have contacted them to solicit information on their Y2K readiness. To date, we have received most responses, which indicate that the suppliers are either in compliance or are in the process of developing remediation plans. We have also developed supplier action lists and contingency plans for key suppliers, including identification of alternative vendors and documentation of plans to aid in minimizing any impact from the Y2K problem.

     We estimate that total Y2K costs will be approximately $0.7 million. Y2K costs incurred by the end of the third quarter of 1999 were approximately $0.65 million. Although management believes Y2K costs related to the readiness areas described herein to be substantially complete, there can be no assurance that there will not be unforeseen additional costs.

     Although our Y2K remediation efforts are largely complete, we cannot assure you that unforseen complications will not arise or that third parties on which we rely in our day to day operations will have adequately remedied against potential Y2K complications. If computer systems used by us or our suppliers, the performance of products provided to us by our suppliers, or the software applications we use to produce our products fail or experience significant difficulties related to Y2K, our results of operations and financial condition could be materially adversely affected.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     TransWestern is exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under its Senior Credit Facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of September 30, 1999, there was approximately $64.9 million outstanding under the term loan (at an interest rate of 7.8% at such time) and $23.0 million outstanding under the revolving loans (at the LIBOR rate of 7.5% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.9 million on an annual basis. TransWestern does not attempt to mitigate this risk through hedging transactions. All of TransWestern's sales are denominated in U.S. dollars, thus TransWestern is not subject to any foreign currency exchange risks.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are a party to various other litigation matters incidental to the conduct of our business. Management does not believe that the outcome of any of these matters in which we are currently involved will have a material adverse effect on our financial condition or the results of our operations.

     On June 15, 1999, TransWestern Holdings, L.P. and TransWestern Communications Company, Inc. were sued by Lisa McDonnel, Inc. (d/b/a Image
One), a California corporation ("Image One"), with a complaint filed in the United States District Court for the Southern District of California. On October 5, 1999 the complaint was settled for an amount that is not material to the Company's consolidated financial statements.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               27.1  Financial Data Schedule

           (b) Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 10, 1999 on its behalf by the undersigned thereunto duly authorized.

                                          TRANSWESTERN HOLDINGS L.P.
                                                 (Registrant)

                              BY:  TransWestern Communications Company, Inc.
                                               (General Partner)


                              BY:           /s/ Laurence H. Bloch
                                --------------------------------------------
                                    Name:   Laurence H. Bloch
                                    Title:  Chairman, Secretary and Director


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