Form 10-K
period 1999-12-31
TRANSWESTERN HOLDINGS LP
filed 2000-03-31
CIK 1050935

                            TRANSWESTERN HOLDINGS LP
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                          PART I
ITEM 1      Business..................................................     3
ITEM 2      Properties ...............................................    10
ITEM 3      Legal Proceedings ........................................    10
ITEM 4      Submission of Matters to a Vote of Security Holders ......    10


                                         PART II

ITEM 5      Market for the Registrant's Common Equity and Related
            Stockholder Matters .......................................   11
ITEM 6      Selected Financial Data ...................................   11
ITEM 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................   14
ITEM 7A     Quantitative and Qualitative Disclosure about Market Risk..   24
ITEM 8      Financial Statements and Supplementary Data ...............   24
ITEM 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure ..................................   24


                                         PART III

ITEM 10     Directors and Executive Officers of Holdings...............   24
ITEM 11     Executive Compensation.....................................   27
ITEM 12     Security Ownership of
            Certain Beneficial Owners and Management...................   31
ITEM 13     Certain Relationships and Related Transactions.............   32

                                     PART IV

ITEM 14     Exhibits, Consolidated Financial Statement Schedules and
            Reports on Form 8-K........................................   35
            Signatures.................................................   38



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

ITEM 1.    BUSINESS

We are one of the largest independent yellow pages directory publishers in the United States. As of the date of this filing we own 238 directories which serve communities in the 17 states of Alabama, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New
York, Ohio, Oklahoma, Pennsylvania, Tennessee and Texas. Our revenues are derived from the sale of advertising to a diversified base of over 135,000 accounts as of December 31, 1999, consisting primarily of small to medium-sized local businesses. In counting our number of accounts, we count a single customer that advertises in more than one directory as a separate account for each directory in which it advertises. Yellow pages are an important advertising medium for local businesses due to their low advertising cost, widespread distribution, lasting presence, and high consumer usage.

     Since 1993, our management team has successfully executed its strategy of growing revenues from existing directories, improving operating efficiency, accelerating cash flows and starting and acquiring new directories. Over this period, we increased average revenue per account from $903 for the year ended
April 30, 1995 to $1,084 for the year ended December 31, 1999 and increased our number of directories published from 106 for the year ended April 30, 1995 to 191 for the year ended December 31, 1999, driving our net revenues from $69.8 million for the year ended April 30, 1995 to $146.4 million for the year ended December 31, 1999 and our EBITDA from $17.0 million for the year ended
April 30, 1995 to $46.7 million for the year ended December 31, 1999.

RECENT ACQUISITIONS

     During the year ended December 31, 1999 we acquired 51 directories in Alabama, California, Georgia, Michigan Ohio and Texas as follows:

     United. On January 5, 1999, we purchased 14 directories from United
Directory Services, Inc. for approximately $17.0 million. The purchase price consisted of $12.3 million in cash, a promissory note for $2.0 million, due in eighteen months, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period, and contingent payments paid over a period of three years not to exceed an additional $2.7 million based upon the contribution margin of a prototype directory acquired in Austin, Texas. The acquired directories serve the greater Ft. Worth, San Antonio and Austin, Texas areas. The area sales managers and approximately 40 account executives associated with the acquired directories were retained. The 14 directories generated approximately $7.7 million of net revenue in 1998.

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

     Orange Line. On February 15, 1999, we purchased four directories from Call It, Inc. (doing business as, "Orange Line") for approximately $1.3 million in cash. The acquired directories serve the northern Ohio area.
Approximately seven account executives associated with the acquired directories were retained. The four directories generated approximately $1.1 million of net revenue in 1998.

     YPTexas. On April 1, 1999, we purchased certain tangible and intangible assets of Yellow Pages of Texas, Inc. (YPTexas) for a total of approximately
$2.2 million. YPTexas published one directory near Ft Worth, Texas.

     Golden State. On April 2, 1999, we purchased certain tangible and intangible assets of Golden State Directory, Corp. (Golden State) for a total of approximately $5.5 million. Golden State published six directories in northern California.

     Pioneer. On August 30, 1999 we purchased certain tangible and intangible assets from Pioneer Telephone Directories Corp. (Pioneer) for $2.4 million in cash. Pioneer published three directories in southeastern Alabama.

     Stafford. On August 24, 1999 we purchased certain tangible and intangible assets from Greenville News, Inc. (Stafford Communications) for
$2.5 million in cash. Stafford Communications published two directories in western central Michigan.

     United Multimedia (American Media). On October 15, 1999 we purchased certain tangible and intangible assets of United Multimedia (American Media) for a total of $16.0 million. The purchase price consists of $14.4 million in cash and a note payable of $1.6 million due in 18 months subject to adjustment based on actual account receivable collections. We paid a $0.5 million production fee on January 1, 2000 for completion of certain in-process directories. American Media published six directories in Riverside County and northern San Diego County, California.

     Medina. On October 29, 1999 we purchased certain tangible and intangible assets of Great Lakes Telephone Directories (Medina) for approximately $1.6 million in cash. We also paid $0.3 million for a non-compete agreement from the prior owners in the region. Medina published one directory in Northern Ohio.

     Superior. On November 12, 1999 we purchased certain tangible and intangible assets of Superior Telephone Directories II (Superior) for approximately $1.1 million in cash. Superior published one directory in Oklahoma.

     Subsequent to the year ended December 31, 1999 we acquired eleven directories in California, Florida and Georgia as follows:

     Desert Pages. On January 14, 2000 we purchased certain tangible and intangible assets of Desert Pages, Inc. (Desert Pages) for a total of $8.0 million. The purchase price consists of $7.2 million in cash and a promissory note of $0.8 million due in eighteen months, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period. Desert Pages published one directory in Palm Springs, California. Also included in the purchase are the rights to publish a second, new directory that has not yet been published.

     Direct Media Corp. On February 15, 2000 we purchased certain tangible and intangible assets of Direct Media Corp (Direct Media) for a total of $3.4 million in cash. Direct Media publishes eight directories serving the southeastern Georgia and northeastern Florida area. Also included in the purchase are the rights to publish a new directory in Georgia that has not yet been published.

     From the date of the recapitalization, completed in October of 1997, through December 31, 1998 we acquired 17 directories residing in Michigan, New York, Ohio, Pennsylvania and Tennessee.

INDUSTRY OVERVIEW

     The United States yellow pages directory industry generated revenues of approximately $12.0 billion in 1998, with circulation of approximately 350 million directories. Yellow pages directories are published by both telephone utilities and, in many markets, independent directory publishers, such as us, which are not affiliated with the telephone service provider. More than 250 independent directory publishers circulated over 100 million directories and generated an estimated $852 million in revenues during 1998. Independent directory publishers have steadily increased their market share from 5.7% in 1992 to 7.1% in 1998. This has occurred because the diverse needs of both consumers and advertisers are often not satisfied by a single utility directory.

     Yellow pages directories compete with all other forms of media advertising, including television, radio, newspapers and direct mail. In general, media advertising may be divided into three categories:

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

MARKETS SERVED

     As of the date of this filing we publish 238 yellow pages directories serving distinct communities in 17 states, including Alabama, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana,
Massachusetts, Michigan, New York, Ohio, Oklahoma, Pennsylvania, Tennessee and
Texas. Our directories are generally well-established in our local communities and are clustered in contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies.

     Our net revenues are not materially concentrated in any single directory, industry, geographic region or customer. For the year ended December 31, 1999, we served approximately 135,000 active accounts. Approximately 95% of our net revenues are derived from local accounts with the remainder coming from national companies advertising locally. Our high level of diversification reduces exposure to adverse regional economic conditions and provides additional stability in operating results.

     During the year ended December 31, 1999, we published 191 directories. Our geographic diversity is evidenced in the following table for the periods indicated:

                                 YEARS ENDED                  EIGHT MONTHS
                      -----------------------------------        ENDED
                      DECEMBER 31,  APRIL 30,    APRIL 30,     DECEMBER 31,
                      ---------    ----------------------     ------------
                         1999         1998         1997           1998
                      ---------    ---------    ---------      ---------
NUMBER OF DIRECTORIES
PUBLISHED
Northeast.............      51           46           45             27
Central...............      81           48           41             36
Southwest.............      38           26           24             12
West..................      21           19           18              9
                      ---------    ---------    ---------      ---------
Total.................     191          139          128             84
                      ---------    ---------    ---------      ---------
NET REVENUES
Northeast.............  $ 46.8       $ 38.9       $ 38.0         $ 23.1
Central...............    48.0         22.6         19.0           19.5
Southwest.............    33.0         25.9         22.7           13.5
West..................    18.6         12.7         11.7            5.0
                      ---------    ---------    ---------      ---------
Total.................  $146.4       $100.1       $ 91.4         $ 61.1
                      ---------    ---------    ---------      ---------

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

     Although we remain primarily focused on our printed directories, we market an Internet directory service to our advertisers. We are in a strategic alliance with InfoSpace.com to offer electronic directory services in each of our local markets. Under this strategic alliance, InfoSpace.com is responsible for the technical aspects of the Internet directory. We are responsible for selling advertisement space in the electronic directory.

     In December 1999, we entered into a revenue share agreement and made an equity investment of $0.5 million in Eversave.com to offer their proprietary coupon system in each of our local markets beginning with the Northeast. Under this strategic alliance, Eversave.com is responsible for the technical aspects of delivering the service and for billing customers. We are responsible for promoting and selling Eversave's coupon system in our local markets and providing advertising for Eversave in our directories. Eversave's business model is focused on driving consumers back to local businesses through the delivery of coupons to consumers for use in local "brick and mortar" stores.

     These arrangements enable us to avoid technical risks which we are not presently staffed to manage and permits us to participate in opportunities that may develop through the Internet. We believe that our experience, reputation and account relationships within our local markets will help us successfully market these services. We began to market our Internet directory product in 1998 and since then have made it available in all of our markets. Although the growing use of the Internet has not had a material impact on us to date, we have not yet determined how, if at all, the Internet will impact our performance, prospects or operations. We cross promote our Internet service and our printed directories. Our website is at http://www.PhoneBookUSA.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.

SALES AND MARKETING

     Yellow pages marketing is a direct sales business which requires both servicing existing accounts and developing new customers. Repeat customers comprise our core account base and a number of these customers have advertised in our directories for many years. For the fiscal years ended April 30, 1998 and December 31, 1999, accounts representing 87.2% and 87.1%, respectively, of the prior year's net revenues have renewed their advertising program in the current edition of each directory. Management believes that this high revenue renewal rate reflects the importance of our directories to our local accounts for whom yellow pages directory advertising is a principal form of advertising. In addition, yellow pages advertising often comprises an integral part of the local advertising strategy for larger national companies operating at the local level. Advertisers have a strong incentive to increase the size of their advertisement and to renew their advertising programs because advertisements are placed within each heading of a directory based first on size then on seniority. Generally, larger advertisements are more effective than smaller advertisements and advertisements placed near the beginning of a heading generate more responses than similarly sized advertisements placed further back in the heading.

     We also build on our account base by generating new business leads from multiple sources including a comprehensive compilation of data about individual company advertising expenditures in competitive yellow page directories. We have developed a proprietary database of high potential customers based on each individual customer's yellow page advertising expenditures and focus our sales resources on those potential customers. In support of this strategy, we have expanded our sales force from 296 employees at April 30, 1995 to 643 at December 31, 1999, representing an increase of approximately 117%. Management has observed a direct correlation between adding new sales force employees and revenue growth.

     We employ five executive vice presidents and 76 regional, district and area sales managers who, together, are responsible for supervising the activities of the account executives. Our 643 account executives generate virtually all of our revenues and are responsible for servicing existing advertising accounts and developing new accounts within their assigned service areas.

     We have well-established practices and procedures to manage the productivity and effectiveness of our sales force. All new account executives complete a formal two-week training program and receive continuous on-the-job training through the regional sales management structure. Each account executive has a specified account assignment consisting of both new business leads and renewal accounts and is accountable for daily, weekly and monthly sales and advance payment goals. Account executives are compensated in the form of base salary, commissions and car allowance. Approximately 50% of total account executive compensation is in the form of commissions, such that sales force compensation is largely tied to sales performance and account collection. As of December 31, 1999, we employed approximately 978 people, 778 of whom were engaged in sales and sales support functions.

     The sales cycle of a directory varies based on the size of the revenue base and can extend from a few weeks to as long as nine months. Once the canvass of customers for a directory is completed, the directory is "closed" and the advertisements are assembled into directories in the production cycle.

PRODUCTION AND DISTRIBUTION

We develop a production planning guide for each directory, which is a comprehensive planning tool setting forth production specifications and the cost structure for that directory. Each production planning guide is incorporated into our annual production schedule and serves as the foundation for our annual budgeting process. Although we view our directories as annual publications, the actual interval between publications may vary from other than a twelve month cycle. New directory starts can be incorporated into the production schedule without significant disruption because directory production is staggered throughout the year. As of December 31, 1999, we had a production staff of approximately 116 full-time employees.

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

     After the in-house production process is complete, the directories are then sent to outside vendors to be printed. We do not print any of our directories but instead contract with a limited number of printers to print and bind our directories. We contract with several outside vendors to distribute our directories to each business and residence in our markets.

RAW MATERIALS

     Our principal raw material is paper. We used approximately 23.6, 18.2, and
17.6 million pounds of directory grade paper for the fiscal years ended December 31, 1999 and April 30, 1998 and 1997, respectively, resulting in a total cost of paper during such periods of approximately of $6.6 million, $5.7 million and $5.8 million, respectively. During the eight months ended December 31, 1998 we used 14.2 million pounds at a cost of $3.6 million. We do not purchase paper directly from the paper mills; instead, our printers purchase the paper on our behalf at prices negotiated by us.


COMPETITION

     The yellow pages directory advertising business is highly competitive. Independent publishers operate in competition with the regional Bell operating companies and other telephone utilities. In most markets, we compete not only with the local utilities, but also with one or more independent yellow pages publishers. Other media in competition with yellow pages for local business and professional advertising include newspapers, radio, television, billboards and direct mail.

INTELLECTUAL PROPERTY

     We have registered one trademark and one service mark used in our business. In addition, each of our publications is protected under Federal copyright laws. Telephone utilities are required to license directory listings of names and telephone numbers that we then license for a set fee per name for use in our white pages listings. Total licensing fees paid by us were $0.9 million, $1.1 million and $1.1 million in the fiscal years ended December 31, 1999, April 30, 1998, and 1997, respectively. During the eight months ended December 31 1998, total license fees were $0.4 million. In addition, we believe that the phrase "yellow pages" and the walking fingers logo are in the public domain in the United States. Otherwise, we believe that we own or license the intellectual property rights necessary to conduct our business.

EMPLOYEES

     As of December 31, 1999, we employed approximately 978 full-time employees, none of whom are members of a union. We believe that we have good relations with our employees.

ITEM 2.    PROPERTIES

     We house our corporate, administrative and production staff at our headquarters located at 8344 Clairemont Mesa Boulevard, San Diego, California. Information as of December 31, 1999 relating to our leased corporate headquarters and other leased regional sales offices is set forth in the following table:

                                                          SQUARE       TERM        DESCRIPTION OF
     LOCATION                      ADDRESS                FOOTAGE   EXPIRATION           USE
     --------              -----------------------        -------   ----------    -----------------
San Diego, CA...........8344 Clairemont Mesa               35,824  10/31/03        Corporate/Production
Albany, NY..............441 New Karner Rd., Ste. 100        7,500  11/30/04        Sales Office
Poughkeepsie, NY........4 Jefferson St. #500                6,210  12/31/03        Sales Office
Elmsford, NY............150 Clearbrook Road                 8,775  12/31/00        Sales Office
Bedford, TX.............4001 Airport Fwy. Ste. 230          5,697   7/31/00        Sales Office
Newington, CT...........2600 Berlin Turnpike, 2nd Floor     2,000   8/31/00        Sales Office
Milford, CT.............48 Wellington Rd., Ste. 100         6,477   4/30/05        Sales Office
San Antonio, TX.........8930 Four Winds Dr. Ste. 141        2,053   6/30/02        Sales Office
Houston, TX.............11243 Fuqua                         9,600   3/31/01        Sales Office
Louisville, KY..........2300 Envoy Circle #2301             6,514   3/31/02        Sales Office
Indianapolis, IN........2601 Fortune Circle E #100          3,943  11/30/02        Sales Office
Manitou Beach, MI.......6155 U.S. 223                       3,500  12/31/00        Sales Office
Westlake, OH............24650 Center Ridge Rd.              1,836   9/30/00        Sales Office
Kettering, OH...........3085 Woodman Dr. Ste. 120           3,312  12/31/00        Sales Office
Jackson, MI.............2 Universal Way                    10,500  11/30/02        Sales Office
Oklahoma City, OK.......4901 W. Reno Ste. 800               2,931   6/30/02        Sales Office
Nashville, TN...........2525 Perimeter Dr. Ste. 105         3,637   5/31/01        Sales Office
El Dorado Hills, CA.....5160 Robert J. Matthews Bl  #4      2,800   7/31/02        Sales Office
San Diego, CA...........7220 Trade St. #200                 8,454   1/31/04        Sales Office
Macon, GA...............6578 Hawkinsville Road              3,100   1/07/00        Sales Office
Temecula, CA............41743 Enterprise Cir. N.
                                  #101, 102, 103            5,730   8/31/01        Sales Office

     We lease 43 other sales offices in more remote sales areas and periodically lease facilities for storage of directories.

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

     As of March 23, 2000, Holdings had outstanding an aggregate of 1,270,456 Class A Common Units, and 10,000 Class B Common Units.

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

     On May 1, 1998, we changed our fiscal year end from April 30 to December
31. Starting with the quarter ending September 30, 1998, we began reporting on a calendar year end basis. The annual report on Form 10-K for the eight months ended December 31, 1998 included financial data for the transition period for the eight months ended December 31, 1998 and comparative data for the eight months ended December 31, 1997.

     The consolidated statement of operations data for the years ended December 31, 1999, April 30, 1998 and 1997 and the eight months ended December 31, 1998 and balance sheet data as of December 31, 1999 and 1998 have been derived from our audited consolidated financial statements included elsewhere in this annual report.

     The statement of operations data for the years ended April 30, 1996 and 1995 and the balance sheet data as of April 30, 1998, 1997, 1996 and 1995 have been derived from our audited consolidated financial statements, which do not appear in this annual report.

                                                                                                EIGHT MONTHS
                                                          YEARS ENDED                              ENDED
                                     --------------------------------------------------------   ------------
                                    DECEMBER 31, APRIL 30,   APRIL 30,   APRIL 30,   APRIL 30,  DECEMBER 31,
                                       1999        1998        1997        1996        1995         1998
                                     --------    --------    --------    --------    --------   ------------
STATEMENT OF OPERATIONS DATA:
Net revenues..................       $ 146,399  $ 100,143    $ 91,414    $ 77,731    $ 69,845      $  61,071
Cost of revenues..............          26,345     20,233      19,500      18,202      16,956         12,694
                                     ---------  ---------    --------    --------    --------      ---------
Gross profit..................         120,054     79,910      71,914      59,529      52,889         48,377
Operating expenses:
  Sales and marketing.........          59,370     40,290      36,640      29,919      27,671         27,530
  General and
    administrative............          14,541      9,508      10,422       9,585       8,686          7,650
  Depreciation and
    amortization..............          19,934      7,086       6,399       4,691       4,593          4,526
  Contribution to Equity
    Compensation Plan.........              --      5,543          --         796         525             --
                                     ---------  ---------    --------    --------    --------      ---------
Total operating expenses......          93,845     62,427      53,461      44,991      41,475         39,706
                                     ---------  ---------    --------    --------    --------      ---------
Income from operations........          26,209     17,483      18,453      14,538      11,414          8,671
Other income (expense), net...             413         82          48         375         470            242
Interest expense..............         (27,440)   (15,246)     (7,816)     (6,630)     (4,345)       (14,511)
                                     ---------  ---------    --------    --------    --------      ---------
Income (loss) before
  extraordinary item..........            (818)     2,319      10,685       8,283       7,539         (5,598)
Extraordinary item(a).........              --     (4,791)         --      (1,368)       (392)            --
                                     ---------  ---------    --------    --------    --------      ---------
Net income (loss):............       $    (818) $  (2,472)   $ 10,685    $  6,915    $  7,147      $  (5,598)
                                     =========  =========    ========    ========    ========      =========
OTHER DATA:
Capital expenditures..........       $   1,521  $     996    $  1,034    $    484    $    496      $     824
Cash flows provided by (used
  for):
  Operating activities........          10,356     15,681      15,302      13,091      14,608          4,474
  Investing activities........         (58,181)    (9,200)     (3,592)     (5,713)     (2,838)       (22,156)
  Financing activities........          34,925     (6,223)    (11,776)     (6,992)    (11,550)        30,237
EBITDA(b).....................          46,680     30,194      24,900      20,400      17,002         13,500
EBITDA margin(c)..............            31.9%      30.2%       27.2%       26.2%       24.3%          22.1%
Gross profit margin...........            82.0%      79.8%       78.7%       76.6%       75.7%          79.2%
Bookings(d)...................       $ 133,581  $  99,492    $ 86,859    $ 75,709    $ 70,013      $  70,281
Advance payments as a % of net
  revenue(e)..................            45.3%      46.0%       45.1%       41.0%       36.9%          47.4%
Number of accounts(f).........         135,097     97,479      93,157      84,117      77,371         61,697
Average net revenues per
  account(g)..................       $   1,084  $   1,027    $    981    $    924    $    903      $     990
Number of directories.
  published...................             191        139         128         118         106             84
Ratio of earnings to fixed
  charges(h):.................             1.0x      1.5x        2.3x        2.3x        2.7x           0.6x
BALANCE SHEET DATA
  (AT END OF PERIOD):
Working capital...............       $   8,421  $   5,438    $     24    $  2,088    $  3,496      $  15,297
Total assets..................         147,346     61,997      48,231      47,423      41,831         91,797
Total debt....................         294,344    214,038      78,435      84,410      47,961        249,216
Partnership (deficit)(i)......        (185,426)  (179,027)    (50,722)    (55,606)    (22,721)      (184,797)


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

 (d) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded when the directory's selling period is substantially complete as of the purchase date.

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

     We believe that comparisons between the year ended December 31, 1999 and the unaudited twelve month period ended December 31, 1998 are meaningful; therefore, these comparisons are discussed below.

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


                                  TWELVE MONTHS ENDING DECEMBER 31,
                      ------------------------------------------------------
                                 1999                        1998
                      --------------------------  --------------------------
                        Q4     Q3     Q2     Q1     Q4     Q3     Q2     Q1
                      -----  -----  -----  -----  -----  -----  -----  -----
Net revenues........  $42.6  $38.2  $34.1  $31.5  $24.3  $29.0  $28.8  $26.8
EBITDA..............   15.5   12.0   11.0    8.2    5.5    8.5    9.6    8.9
Bookings............   35.1   37.8   32.1   28.6   28.6   26.8   22.8   25.0
Advance payments....   18.7   17.6   15.7   14.4   13.9   13.3   11.5   11.5
Total cash receipts.   34.6   32.6   28.3   25.4   26.1   25.9   25.7   21.7

     For definitions of "EBITDA," "Bookings," and "advance payments" see the notes to Item 6 "Selected Financial Data."

     Revenue Growth. A key factor in our company's revenue growth has been the increase in the number of directories published. Compared to 1995, the number of directories published has increased by 85, from 106 to 191 as of December 31, 1999, and we increased our total number of accounts from nearly 62,000 to more than 135,000 over the same period. The growth in directories was primarily due to acquiring directories that expanded our presence in California, Ohio, Oklahoma, Texas, Georgia, Alabama, and Michigan. Excluding acquired directories, our net revenues grew 6.7%, and 7.1% for the years ended April 30, 1997 and 1998 and 7.6% in the year ended December 31, 1999. Our average revenue per account increased from $981 in the year ended April 30, 1997 to $1,084 in the year ended December 31, 1999. Our revenue renewal grew from 85.0% in the year ended April 30, 1998 to 87.1% in the year ended December 31, 1999 and account renewal rate grew from 72.9% in the year ended April 30, 1998 to 74.9% in the year ended December 31, 1999.

     Bookings. The length of the measurement periods for revenues and bookings are the same; however, the measurement period for bookings for each month is the thirty-day period ending on the twentieth of that month. Consequently, the measurement period for bookings lags the measurement period for revenue and other items by 10 days. Growth in bookings, which is closely correlated with the number of account executives, was 30.7% for the year ended December 31, 1999 versus the year ended December 31, 1998. Growth was 14.5% for the year ended April 30, 1998 versus the year ended April 30, 1997. To facilitate future growth, we increased the size of our sales force by approximately 33.8% from an average of 456 in the year ended December 31, 1998, to an average of 610 during the year ended December 31, 1999. The average number of account executives employed was 389 in the year ended April 30, 1997 and 438 in 1998. We employed an average of 482 account executives over the eight month period ended December 31, 1998.

     Cost of Revenues. Our costs of revenue are: production, paper, printing distribution and licensing. Cost of revenues represented 18.0% of net revenues for the year ended December 31, 1999 compared to 19.2% for the year ended December 31, 1998. Total costs of revenue represented 20.2% of net revenues for the year ended April 30, 1998 compared to 21.3% for the year ended April 30, 1997, and 20.8% for the eight months ended December 31, 1998 compared to 22.9% for the same period in 1997. At the individual directory level, production, printing, distribution and licensing costs are largely fixed for an established circulation, resulting in high marginal profit contribution from incremental advertising sales into an existing directory. Since 1995, our constant focus on process improvement and increased productivity has enabled us to minimize additional production and administrative costs while increasing the number of directories.

     Our principal raw material is paper. We used approximately 18.5 million and 23.6 million pounds of directory grade paper for the years ended December 31, 1998 and 1999, respectively, resulting in a total cost of paper during such periods of approximately $5.7 million and $6.6 million, respectively. We used approximately 17.6 million and 18.2 million pounds of paper for the years ended April 30, 1997 and 1998, respectively, resulting in a total cost of paper for such periods of approximately $5.8 million and $5.7 million, respectively. We used 10.9 million pounds of paper during the eight months ended December 31, 1998 for a total cost of approximately $4.3 million.

     White pages listings are licensed from telephone utilities for a set fee per name and the number of listings correspond directly to planned circulation and does not fluctuate. Total licensing fees incurred by us were $0.9 million for the year ended December 31, 1999, $1.1 million for the year ended April 30, 1998, $1.0 million for the year ended April 30, 1997 and $0.4 million for the eight months ended December 31, 1998. Distribution is provided by several third-party vendors at a fixed delivery cost per directory as established by individual market.

     Selling and Marketing Expenses. Direct sales expense correlates closely with the size of our sales force. As we continue to increase the number of directories and to expand our total customer base, the number of account executives required to complete the annual selling cycle grows accordingly.
Our ability to complete selling each directory within a prescribed time frame depends on account executive staffing levels and productivity. Historically, we have experienced a high turnover rate among our account executives, particularly among new hires, and therefore continue to invest in recruiting and training account executives to build the size of our sales force and to continue to grow revenue. The number of account executives has grown from an average of 456 in the in the year ended December 31, 1998, to an average of 610 during the year ended December 31, 1999.

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

     As a result of these initiatives which began in 1994, advance payments received prior to directory publication as a percentage of net revenues has increased from 42.7% for the year ended December 31, 1995 to 45.3% for the year ended December 31, 1999. Advance payments as a percentage of net revenues decreased from 46.3% for the year ended December 31, 1998 to 45.3% in the same period in 1999 due to a lower advanced payment collection rate on acquired books compared to existing directories.

     Although we collect an advance payment from most advertisers, credit is extended based upon the size of the advertising program and customer collection history. While our accounts receivable are not subject to any concentrated credit risk, credit losses represent a cost of doing business due to the nature of our customer base, largely local businesses, and the use of extended credit terms. Generally, for larger and established accounts, credit may be extended under eight to twelve month installment payment terms. In addition, customers are given credits for the current year when errors occur in their advertisements. A reserve for bad debt and errors is established when revenue is recognized for individual directories. The estimated bad debt expense is determined on a market by market basis taking into account prior years' collection history.

     Actual write-offs are taken against the reserve when management determines that an account is uncollectible, which typically will be determined after completion of the next annual selling cycle. Therefore, actual account write-offs may not occur until 18 to 24 months after a directory has been published. The estimated provision for bad debt equaled 9.3% and 8.7% of net revenues for the years ended December 31, 1998 and 1999, respectively, and 9.8% and 9.1% of net revenues for the years ended April 30, 1997 and 1998, respectively. For the year ended December 31, 1998 management estimates that approximately $10.2 million will be written off, or 9.3% of the period's net revenue. Management regularly reviews actual write-offs of accounts receivable as compared to the reserve estimates made at the time individual directories are published.

RESULTS OF OPERATIONS

     The following table summarizes the company's results of operations as a percentage of revenue for the periods indicated:


                                              TWELVE MONTHS ENDED              EIGHT MONTHS ENDED
                                          DECEMBER 31,       APRIL 30,            DECEMBER 31,
                                        --------------    --------------         --------------
                                         1999     1998     1998     1997          1998     1997
                                        -----    -----    -----    -----         -----    -----
                                              (Unaudited)
Net revenues..........................  100.0%   100.0%   100.0%   100.0%         100.0%   100.0%
Cost of revenues......................   18.0     19.2     20.2     21.3           20.8     22.9
                                        -----    -----    -----    -----          -----    -----
Gross profit..........................   82.0     80.8     79.8     78.7           79.2     77.1

Sales and marketing...................   40.6     41.3     40.2     40.1           45.1     43.7
General and administrative............    9.9     10.0      9.5     11.4           12.4     11.8
Depreciaiton and amortization.........   13.6      6.6      7.1      7.0            7.4      8.4
Contribution to Equity
  Compensation Plan                        --       --      5.5       --             --     10.6
                                        -----    -----    -----    -----          -----    -----
Income from operations................   17.9%    22.9%    17.5%    20.2%          14.3%     2.6%
                                        =====    =====    =====    =====          =====    =====
EBITDA................................   31.9%    29.8%    30.2%    27.2%          22.1%    10.9%
                                        =====    =====    =====    =====          =====    =====

     For the definition of "EBITDA," see the notes to Item 6, "Selected Financial Data."

    Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 (Unaudited)

     Net revenues increased $37.5 million, or 34.4%, from $108.9 million in the year ended December 31, 1998 to $146.4 million in the same period in 1999. We published 191 directories in the year ended December 31, 1999 compared to 147 in the same period in 1998. The net revenue growth was due to year to year growth in the same 136 directories published during both periods of $7.8 million, $28.5 million from 43 new directories and $7.3 million from twelve directories for which the publication date moved into the period; offset by $6.1 million of net revenues associated with eleven directories published in the year ended December 31, 1998 but not in the same period in 1999.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 136 directories published in both periods was 7.6%.

     Cost of revenues increased $5.4 million, or 25.9%, from $20.9 million in the year ended December 31, 1998 to $26.3 million in the same period in 1999. The increase was the result of $5.7 million of costs associated with 43 new directories published in the year ended December 31, 1999 and $1.0 million in costs associated with twelve books published in the year ended December 31, 1999, but not in the same period in 1998; offset by $1.6 million of costs associated with eleven directories published during the year ended December 31, 1998, but not in the same period in 1999. A decrease in direct costs of publishing the same 136 books in the years ended December 31, 1998 and 1999 of $0.6 million was substantially offset by increased indirect production costs of $0.9 million.

     As a result of the above factors, gross profit increased $32.1 million, or 36.5%, from $88.0 million in the year ended December 31, 1998 to $120.1 million in the same period in 1999. Gross margin increased from 80.8% in the year ended December 31, 1998 to 82.0% in the same period in 1999 as a result of increased sales on a same directory basis without a corresponding increase in direct or indirect production costs.

     Selling and marketing expenses increased $14.4 million, or 32.0%, from $45.0 million in the year ended December 31, 1998 to $59.4 million in the same period in 1999. The increase in direct sales costs was attributable to $6.7 million of costs associated with 43 new directories, $1.5 million of additional sales costs for the same 136 directories published during both periods, $1.4 million of costs associated with twelve directories that published in the year ended December 31, 1999 but not in the same period in 1998 offset by $1.6 million of costs associated with eleven books that published in the year ended December 31, 1998 but not in the same period in 1999. Indirect sales management costs increased $4.1 million due to the acquisition of sales offices and higher training costs and a $2.3 million increase in the provision for bad debt for write-offs due primarily to an increase in net revenue. Selling and marketing expense as a percentage of net revenues decreased from 41.3% in the year ended December 31, 1998 to 40.6% in the same period in 1999 primarily as a result increased net revenues from acquired directories.

     General and administrative expense excluding depreciation and amortization increased $3.7 million, or 33.9%, from $10.9 million for the year ended December 31, 1998 to $14.5 million for the same period in 1999 primarily as a result of higher incentive compensation and professional service costs in 1999 compared to 1998. Depreciation and amortization increased $12.7 million or 175.2% from $7.2 million in the year ended December 31, 1998 to $19.9 million for the same period in 1999 due to the amortization of acquired intangibles attributed to recently acquired directories.

     As a result of the above factors, income from operations increased $1.3 million, or 5.3%, from $24.9 million in the year ended December 31, 1998 to $26.2 million in the same period in 1999. Income from operations as a percentage of net revenues decreased from 22.9% in the year ended December 31, 1998 to 17.9% in the same period in 1999.

     Interest expense increased $5.5 million, or 25.1%, from $21.9 million in the year ended December 31, 1998 to $27.4 million in the same period in 1999.

     Income (loss) before extraordinary item decreased $4.1 million, or 124.7%, from $3.3 million in the year ended December 31, 1998 to a loss of ($0.8) million in the same period in 1999.

     Year Ended April 30, 1998 Compared to Year Ended April 30, 1997.

     Net revenues increased $8.7 million, or 9.5%, from $91.4 million in the year ended April 30, 1997 to $100.1 million in the same period in 1998. We published 139 directories in the year ended April 30, 1998 as compared to 128 in the year ended April 30, 1997. The net revenue growth was due to growth in the same 123 directories of $6.0 million, $0.7 million of revenue from five new directories and $5.7 million of revenue from 11 directories that moved into the period; partially offset by $3.7 million of net revenues associated with five directories that published in the twelve months ended April 30, 1997 but not in the same period in 1998.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 123 directories published in both periods was 6.8%. In addition, the average revenue per account was 6.4% higher in the same books in the year ended April 30, 1998 than in the same period in 1997.

     Cost of revenues increased $0.7 million, or 3.8%, from $19.5 million in the year ended April 30, 1997 to $20.2 million in the same period in 1998. The increase was the result of $0.3 million of costs associated with 5 new directories published during the year ended April 30, 1998, $1.5 million of costs associated with 11 books that published in the year ended April 30, 1998, but not in the same period in 1997 and $137,000 of additional production and distribution overhead costs; offset by $0.5 million of lower costs for the same 123 directories published in both periods and $0.7 million of costs associated with 5 directories published during the year ended April 30, 1997, but not in the same period in 1998. For the same 123 directories that were published in both periods, cost of revenues as a percentage of net revenues decreased from 21.3% in 1997 to 19.7% in 1998, primarily due to a decrease in printing and production costs and license fees.

     As a result of the above factors, gross profit increased $8.0 million, or 11.1%, from $71.9 million in the year ended April 30, 1997 to $79.9 million in the same period in 1998. Gross margin increased from 78.7% in the year ended April 30, 1997 to 79.8% in the year ended
April 30, 1998 as a result of reduced printing and production costs and license fees and increased sales on a same directory basis.

     Selling and marketing expense increased $3.7 million, or 10.0%, from $36.6 million in the year ended April 30, 1997 to $40.3 million in the same period in 1998. The increase was attributable to $0.3 million of costs associated with 5 new directories, $1.9 million of additional sales costs on the same 128 directories, $1.4 million of costs associated with 11 books that published in the year ended April 30, 1998 but not in the same period in 1997, $468,000 of higher sales management costs, and a $368,000 increase in the provision for bad debt for write-offs due to the change in the mix of directories published in the year ended April
30, 1998 as compared to the same period in 1997.

     These increases were partially offset by $0.7 million of reduced selling and marketing expenses associated with the five directories that published in the year ended April 30, 1997 but not in the same period in 1998.
Selling and marketing expense as a percentage of net revenues increased slightly from 40.1% in the year ended April 30, 1997 to 40.2% in the same period in 1998.

     General and administrative expense excluding amortization and depreciation decreased $0.9 million, or 8.8%, from $10.4 million in the year ended April 30, 1997 to $9.5 million in the same period in 1998 as a result of cost containment programs. Amortization and depreciation increased $0.7 million from $6.4 million in the year ended April 30, 1997 to $7.1 million in the same period in 1998 due to the amortization of acquired intangibles attributed to acquired directories. General and administrative expense as a percentage of net revenues decreased from 11.4% in the year ended April 30, 1997 to 9.5% in the same period in 1998.

     As a result of the above factors, income from operations decreased $1.0 million, or 5.2%, from $18.5 million in the year ended April 30, 1997 to $17.5 million in the same period in 1998. Income from operations as a percentage of net revenues decreased from 20.2% in the year ended
April 30, 1997 to 17.5% in the same period in 1998.

     Interest expense increased $7.4 million, or 95.1%, from $7.8 million in the year ended April 30, 1997 to $15.2 million in the same period in 1998.

     Income before extraordinary item decreased $8.4 million, or 78.3%, from $10.7 million in the year ended April 30, 1997 to $2.3 million in the same period in 1998.

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

     General and administrative expense excluding depreciation and amortization increased $1.5 million, or 23.5%, from $6.2 million for the eight months ended December 31, 1997 to $7.7 million for the same period in 1998 primarily due to additional professional fees incurred related to the recapitalization, increased recruiting and temporary employee costs, internet service related costs, and higher incentive based compensation. In the eight months ended December 31, 1997 a contribution of $5.5 million was made to our Equity Contribution Plan that was made in connection with the recapitalization of our company that was completed in October 1997. There were no such contributions in the eight months ended December 31, 1998. Depreciation and amortization increased $0.1 million or 3.3% from $4.4 million to $4.5 million due to amortization of acquired intangibles associated with acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $1.5 million for the year ended December 31, 1999, $0.8 million for the eight months ended December 31, 1998 and $1.0 million and $1.0 million for the years ended April 30, 1998 and 1997, respectively. Capital spending is used largely for computer hardware and software upgrades for the maintenance of production and operating systems. As of December 31, 1999, we did not have any material commitments for capital expenditures.

     Working capital decreased $6.6 million from $15.0 million at December 31, 1998 to $8.4 million at December 31, 1999. Net accounts receivable, which represents the largest component of working capital, increased to $36.2 million as of December 31, 1999 compared to $20.9 million as of December 31, 1998 due to an increase in net revenues. Cash decreased to $1.2 million as of December 31, 1999 from $14.1 million as of December 31, 1998 due to cash drawn from existing credit facilities in late 1998 in preparation for the acquisition of United Directory Services, Inc. in January 1999. Current liabilities increased to $40.2 million as of December 31, 1999 from $29.6 million as of December 31, 1998 due to acquisitions. Advance payments as a percentage of net revenues decreased from 46.3% for the year ended December 31, 1998 to 45.3% in the same period in 1999 due to a lower advanced payment collection rate on acquired books compared to existing directories.

     Net cash provided by operating activities was $10.4 million in the year ended December 31, 1999, $4.5 million in the eight months ended December 31, 1998, and $15.7 million and $15.3 million in the years ended April 30, 1998 and 1997, respectively. The decrease from the year ending April 30, 1998 to the year ending December 31, 1999 of $5.2 million was due to: a higher level of trade receivables attributed to higher net revenue, higher write-offs of doubtful accounts due to an increase in the rate of account write-offs, and a lower level of accrued payables, interest and other accrued liabilities in December 1999 compared to April 1998. These items more than offset an increase in net income over the same period.

     Net cash used for investing activities was approximately $(58.2) million in the year ended December 31, 1999, ($22.2) million for the eight months ended December 31, 1998, and $(9.2) million and $(3.6) million in the years ended April 30, 1998 and 1997, respectively. The increase from 1997 to 1998 was caused by higher directory asset purchases compared to the year ended April 30, 1997. The increase in the year ended December 31, 1999 was due to the substantial directory acquisition related payments compared to the year ended April 30, 1998.

     Net cash provided (used) for financing activities was approximately
$34.9 million in the year ended December 31, 1999, $30.2 million in the eight months ended December 31, 1998, and ($6.2) million and ($11.8) million in the years ended April 30, 1998 and 1997, respectively. The cash used by financing activities in the year ended April 30, 1998 was due to the net use of cash relating to the recapitalization in October of 1997. The increase in funds in the year ended December 31, 1999 is due to the net increase in the revolving credit facility of $40.1 million for the purposes of acquiring new directories. Funds were drawn in late 1998 in the anticipation of the United Directory Services, Inc. acquisition in January 1999. In the eight months ended
December 31, 1998 an additional $40.0 million of 9 5/8% Senior Subordinated Notes was issued by TransWestern.

     In connection with the Recapitalization of our company in October 1997, we incurred significant debt. As of December 31, 1999 Holdings had total outstanding long term indebtedness of $293 million, including: $140 million of TransWestern's Series D 9 5/8% Senior Subordinated Notes due 2007 (excluding unamortized premium), $66 million of outstanding borrowings under the senior credit facility, $40 million of outstanding borrowings under the revolving loan facility, $5 million in acquisition related debt, all of which rank senior to the Series D notes and $42 million of Holdings' 11 7/8% Discount Notes due 2008.

     As of December 31, 1999 we had $48.7 million of additional borrowing availability under the Senior Credit Facility, none of which was outstanding. Our principal sources of funds are cash flows from operating activities and $29.9 million of available funds under our revolving credit facility. Based upon the successful implementation of management's business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

     In connection with our strategy of growing revenues from existing directories, we have increased our sales force from 296 employees at April
30, 1995 to 978 at December 31, 1999 and from 456 in the year ended December 31, 1998. We seek to continue to increase the absolute size of our sales force, however, exclusive of the effect of the increase in the sales force due to acquisitions, we currently do not believe that our sales force will increase at a rate equal to the percentage increase from 1995 to 1999. We do not believe that increases in the number of sales personnel will materially impact our liquidity.

     The senior credit facility and the indentures governing TransWestern's notes significantly restrict the distribution of funds by TransWestern and the other indirect subsidiaries of Holdings. We cannot assure you that the agreements governing the indebtedness of Holdings' subsidiaries will permit such subsidiaries to distribute funds to Holdings in amounts sufficient to pay the accreted value or principal or interest on Holdings' Discount Notes when the same becomes due, whether at maturity, upon acceleration or redemption or otherwise. Holdings' Discount Notes will be effectively subordinated in right of payment to all existing and future claims of creditors of subsidiaries of Holdings, including the lenders under the senior credit facility, the holders of TransWestern's notes and trade creditors.

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

     Our total Y2K costs were approximately $0.7 million. Although management believes Y2K costs related to the readiness areas described herein to be substantially complete, there can be no assurance that there will not be unforeseen additional costs.

     Although we have not experienced any Y2K problems to date, we cannot assure that unforeseen complications will not arise or that third parties on which the Company relies in its day to day operations will have adequately remedied against potential Y2K complications. If computer systems used by us or our suppliers, the performance of products provided to us by our suppliers, or the software applications we use to produce our products fail or experience significant difficulties related to Y2K, our results of operations and financial condition could be materially adversely affected.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Annual Report on Form 10K, the words
"anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives; (iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; and
(xi) the sensitivity of our business to general economic conditions.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of December 31, 1999, there was approximately $64.4 million outstanding under the term loan (at an interest rate of 7.8% at such time) and $40.1 million outstanding under the revolving loans (at the LIBOR rate of 7.5% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.9 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the persons who are members of the Board of Directors (the "Board") of TCC, the general partner of Holdings and the manager of TransWestern, or executive officers of our company. TCC controls the policies and operations of our company. The ages listed below are as of January 31, 2000.

           NAME              AGE                   POSITION AND OFFICES
           ----              ---                   --------------------
Laurence H. Bloch..........  46    Chairman of the Board, Secretary and Director
Ricardo Puente.............  46    President, Chief Executive Officer and Director
Joan M. Fiorito............  45    Vice President, Chief Financial Officer and Assistant
                                   Secretary
Marybeth Brennan...........  43    Vice President -- Operations
Cynthia M. Hardesty........  44    Vice President -- Human Resources
Joseph L. Wazny............  54    Vice President -- Information Services
Richard Larkin.............  36    Vice President -- Internet Business Development
Richard E. Beck............  54    Executive Vice President -- Sales
Michael Bynum..............  44    Executive Vice President -- Sales
Ita Shea-Oglesby...........  42    Executive Vice President -- Sales
Dennis Reimert.............  51    Executive Vice President -- Sales
Jim Durance................  37    Executive Vice President -- Sales
C. Hunter Boll.............  44    Director
Christopher J. Perry.......  44    Director
Scott A. Schoen............  41    Director
Marcus D. Wedner...........  37    Director

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

     Richard L. Larkin was hired in 1999 as Vice President, Internet Business Development. Prior to joining TransWestern, he was Vice President of Professional Sales for RSI Home Products. Mr. Larkin held the position of Vice President of Sales and Marketing for GTE Interactive Media, and was the National Sales Manager and later Vice President of Hudson Soft USA. He was employed at Deloitte and Touche and Touche Ross & Co. Mr. Larkin holds a BBA in Finance from the University of Notre Dame and is a licensed CPA.

     Richard E. Beck was promoted to Executive Vice President of TransWestern effective November 1, 1998. Mr. Beck is responsible for negotiating with companies regarding potential mergers and acquisitions as well as integrating completed acquisitions into TransWestern. Mr. Beck has served as a District Sales Manager for both Louisville and Houston. Most recently, Mr. Beck has been serving as the Regional Vice President for the Cleveland Ohio/Alabama/ Georgia/Connecticut/New York (Midstate and Downstate) Region. Mr. Beck joined TransWestern's predecessor as District Sales Manager when it acquired Metro Publishing in 1986.

     Michael Bynum was promoted to Executive Vice President of TransWestern effective May 1, 1998. His responsibilities include the management of the Oklahoma/Kansas Region, North Texas Region, Tennessee Region, and Ohio/Kentucky/Indiana/Michigan Region. Since 1993, Mr. Bynum was Regional Vice President overseeing the Kentucky/Indiana/Tennessee/Oklahoma/Kansas/ North Texas Region. Mr. Bynum joined TransWestern's predecessor in 1985 as a sales associate and holds a BA in Management from Cameron University.

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

     Dennis Reimert rejoined the company as Executive Vice President with TransWestern's acquisition of American Media in October, 1999. Mr. Reimert began his yellow pages career with the telephone company in 1975. In 1980 he co-founded TransWestern Publishing and served as Vice President until 1989 when he left to co-found American Media. His management responsibilities include certain newly acquired directories in the Western region.

     Jim Durance was promoted to Executive Vice President of TransWestern Publishing in August 1999. His responsibilities include the management of the Michigan, Ohio and Upstate New York Region. Mr. Durance has been in the directory publishing business since 1987. Mr. Durance held the positions of Account Executive with Southwestern Bell, General Manager with Consumer Yellow Pages, and Division Sales Manager with Mast Advertising (prior to TransWestern's acquisition of Mast). He also held the positions of Area Sales Manager and District Sales Manager with TransWestern. Mr. Durance holds an Associates degree in Business with Macomb College.

     C. Hunter Boll became a Director of TCC upon the consummation of the recapitalization completed in October 1997. Mr. Boll is a Managing Director of Thomas H. Lee Company where he has been employed since 1986. From 1984 through 1986, Mr. Boll was with the Boston Consulting Group. From 1977 through 1982, he served as an Assistant Vice President, Energy and Minerals Division of Chemical Bank. Mr. Boll is a director of Big V Supermarkets, Inc., Cott Corp., Freedom Securities Corporation, Metris Companies, Inc., The Smith & Wollensky Restaurant Group, Inc., and United Industries Corporation. Mr. Boll received a B.A. in Economics from Middlebury College and an M.B.A. from the Stanford Graduate School of Business.

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

     Scott A. Schoen became a Director of TCC upon consummation of the recapitalization completed in October 1997. Mr. Schoen is a Managing Director of the Thomas H. Lee company where he has been employed since 1986. Prior to joining the Firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of ARC Holdings, LLC, Rayovac
Corporation, Syratech Corp., United Industries Corporation, and Wyndham International Inc. Mr. Schoen received a B.A. in History of Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar..

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

     Terrence M. Mullen resigned as director on March 30, 2000 in connection with his leaving Thomas H. Lee Company.

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

     TCC's Board of directors has two committees, an audit committee and a compensation committee. Messrs. Boll, and Perry serve on the audit committee and Messrs. Boll, Schoen and Wedner serve on the compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The compensation of executive officers of TransWestern is determined by the Compensation Committee of the Board of TCC. The following Summary Compensation Table includes individual compensation information for the Chairman, the President and Chief Executive Officer and each of the four other most highly compensated executive officers of the company (collectively, the "Named Executive Officers") for services rendered in all capacities to the company during the periods set forth below. There were no stock options exercised during our last fiscal year nor were there any options outstanding at the end of our last fiscal year.

SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                    -------------------------------------------------------------------------------
                                                                     OTHER ANNUAL        LTIP          ALL OTHER
                                    PERIOD(a)   SALARY     BONUS    COMPENSATION(b)   PAYMENTS(c)   COMPENSATION(d)
                                    ---------   -------   -------   ---------------   -----------   ---------------
Ricardo Puente....................      1       283,133    73,320         --                --           21,006
  President, Chief Executive            2       162,692        --         --                --           15,330
    Officer                             3       199,519   191,396         --                --          134,734
                                        4       199,519   171,822         --                --           11,380
Laurence H. Bloch.................      1       233,009     4,599         --                --           16,279
  Chairman of the Board                 2       159,072    67,040         --                --            7,110
    and Secretary                       3       222,167    56,497         --                --           90,496
                                        4       222,167   222,167         --                --            4,798
Joan M. Fiorito...................      1       139,314     2,700         --                --           10,562
  Vice President, Chief                 2        93,222    99,678         --                --           10,239
    Financial Officer and               3       119,461   118,374         --            50,743           29,686
    Assistant Secretary                 4       119,460   105,649         --             9,322           14,449
Marybeth Brennan..................      1       139,173     2,747         --                --           10,683
  Vice President -- Operations          2        95,011   100,425         --                --            9,981
                                        3       132,698   130,460         --            50,797           28,922
                                        4       132,698   120,030         --             9,322           13,805
Mike Bynum........................      1       121,600     2,400         --                --            9,790
  Executive Vice                        2        82,667    95,368         --                --           10,539
    President -- Sales                  3        92,815    94,575         --            50,797            4,797
                                        4       104,405    95,568         --             9,322           12,030

--------------------------
(a)  1 -- refers to the fiscal year ended December 31, 1999
     2 -- On May 1, 1998, we changed our fiscal year from a fiscal year ending
          April 30 to a fiscal year ending December 31. Accordingly, this refers to the eight month period beginning May 1, 1998 and ending December 31, 1998.
     3 -- refers to the fiscal year ended April 30, 1998
     4 -- refers to the fiscal year ended April 30, 1997

(b) None of the prerequisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the annual salary and bonus received by each Named Executive Officer.

(c) Represents distributions made pursuant to the company's Equity Compensation Plan. See "Equity Compensation Arrangements."

(d) All Other Compensation for twelve month period ended December 31, 1999 includes: (1) payments of $1,500 for tax preparation for each of the Named Executive Officers; (2) contributions to the 401(k) Profit Sharing Plan of:
    Puente ($7,968), Bloch ($7,087), Fiorito ($6,947), Brennan ($7,068) and,
    Bynum ($6,175) and (3) management fees paid in connection with the Recapitalization: Puente ($11,538), Bloch ($7,692), Fiorito ($2,115), Brennan ($2,115) and, Bynum ($2,115).

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

EQUITY COMPENSATION ARRANGEMENTS

     Holdings' Class B Units are designed to encourage performance by providing the members of management the opportunity to participate in the equity growth of TransWestern. There are 10,000 Class B Units authorized, 7,827.65 of which have been issued to the company's senior managers and 2,172.35 of which have been issued to the Equity Compensation Plan as discussed below. See "Certain Relationships and Related Transactions."

     In fiscal 1994, the company established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the "Equity Compensation Plan") to provide approximately 60 of the company's managers, other than certain senior executives, including Messrs. Bloch and Puente, the opportunity to participate in the equity growth of the company without having direct ownership of the company's securities. In connection with the Recapitalization, the company reserved $5.5 million for distributions to participants in the Equity Compensation Plan, one half of which was distributed in October 1997 and one half of which was distributed in October 1998. Special distributions made pursuant to the Equity Compensation Plan were recorded as an expense in the company's financial statements when declared by the Board of Directors. Employees participating in the Equity Compensation Plan were eligible to receive a ratable per unit share of cash distributions made pursuant to the Equity Compensation Plan, if and when, declared. Distributions totaled $2.6 million, $2.8 million and $0.0 million in the years ended December 31, 1997, 1998 and 1999. As of December 31, 1999, there were no undistributed proceeds under the Equity Compensation Plan.

     As a result of the Recapitalization, the existing Equity Compensation Plan was terminated. However, the company adopted a new Equity Compensation Plan which functions similarly to the old plan. As of December 31, 1999, no assets had been contributed to the new plan.

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

     Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The company may match the employee contributions, up to 83% of the first 6% of annual earnings per participant. The company may also make annual discretionary profit sharing contributions. The company's contributions to the 401(k) and profit-sharing plan for the years ended April 30, 1997 and 1998 and December 31, and 1999 were approximately $0.8 million, $1.1 million, and $0.8 million, respectively.
On May 12, 1998, the company elected to change its fiscal year from April 30 to December 31 as reported on Form 8-K. The company amended the plan year of the TransWestern Publishing 401(k) and Profit Sharing Plan from April 30 to December 31 on December 31, 1997.

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

CLASS A
                                                     COMMON   PERCENT OF  PREFERRED  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 UNITS(a) CLASS         UNITS    CLASS
------------------------------------               ---------  ----------  ---------  --------
DIRECTORS AND EXECUTIVE OFFICERS:
Laurence H. Bloch(b)....................              19,809       1.56%     10,119     1.53%
Ricardo Puente(c).......................              29,413       2.32%     15,025     2.28%
Joan M. Fiorito(d)......................               5,882           *      3,005         *
C. Hunter Boll(e).......................             739,545      58.21%    377,766    57.27%
Christopher J. Perry(f).................             288,134      22.68%    147,181    22.31%
Scott A. Schoen(e)......................             739,545      58.21%    377,766    57.27%
Marcus D. Wedner(f).....................             288,134      22.68%    147,181    22.31%
All Directors and executive officers as
a group (8 persons)...................             1,082,784      85.23%    553,095    83.85%
5% OWNERS:
Thomas H. Lee Equity Fund III,
L.P.(g)...............................               739,545      58.21%    377,766    57.27%
TW Interest Holding Corp.(h)............             739,545      58.21%    377,766    57.27%
THL-CCI Limited Partnership(i)..........             739,545      58.21%    377,766    57.27%
Continental Illinois Venture
Corporation(j)........................               288,134      22.68%    147,181    22.31%
CIVC Partners III (k)...................             288,134      22.68%    147,181    22.31%

------------------------------------
* Represents less than one percent.

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

 (b) Does not include 842 Class B Units which are subject to vesting in equal installments over a five year period.

 (c) Does not include 2,542 Class B Units which are subject to vesting in equal installments over a five year period.

 (d) Does not include 394 Class B Units which are subject to vesting in equal installments over a five year period.

 (e) Includes 739,545 Class A Units and 377,766 Preferred Units beneficially owned by Thomas H. Lee Equity Fund III, L.P. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston,
     Massachusetts 02109.

 (f) Includes 244,914 Class A Units and 125,104 Preferred Units owned by Continental Illinois Venture Corporation 43,220 Class A Units and 22,077 Preferred Units owned by CIVC Partners III. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

 (g) Includes 39,259 Class A Units and 20,054 Preferred Units owned by TW Interest Holdings Corp. and 65,815 Class A Units and 33,618 Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

 (h) Includes 634,470 Class A Units and 324,093 Preferred Units owned by Thomas H. Lee Equity Fund III, L.P. and 65,815 Class A Units and 33,618 Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership completed a $312 million Recapitalization in October 1997 (the "Recapitalization"). In the Recapitalization, new investors led by Thomas H. Lee Equity Fund III, L.P. ("THL") and its affiliates (together, the "THL Parties"), along with other investors, the Partnership's existing limited partners (the "Existing Limited Partners"), and the company's 25 most senior managers (the "Management Investors"), invested new and continuing capital of $130.0 million in the Partnership and TCC (the "Equity Investment"). The proceeds from the Equity Investment, together with borrowings of approximately $107.7 million under the senior credit facility and $75.0 million under a senior subordinated financing facility were used to consummate the Recapitalization.

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

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Consolidated Balance Sheets as of December 31, 1999
  and 1998..................................................    F-3
Consolidated Statements of Operations for each of the three
  years ended December 31, 1999, April 30, 1998, 1997 and
  the eight months ended December 31, 1998..................    F-4
Consolidated Statements of Changes in Member Deficit for
  the year ended December 31, 1999, eight months ended
  December 31, 1998 and the years ended April 30, 1998
  and 1997..................................................    F-5
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1999, April 30, 1998, 1997 and
  the eight months ended December 31, 1998..................    F-6
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

(a)  (3)   Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report;

EXHIBIT
NUMBER                              EXHIBIT
- -------                             -------
2.1       Securities Purchase and Redemption Agreement, dated August 27, 1997, as amended, by and among Holdings, TCC, TWP Recapitalization Corp.,
          THL and certain limited partners of Holdings. (1)
2.2       Contribution and Assumption Agreement, dated November 6,
          1997, by and among Holdings and TransWestern.(1)
2.3       Assignment and Assumption Agreement, dated November 6, 1997, by and among Holdings and TransWestern.(1)
2.4       Bill of Sale, dated November 6, 1997 by and among Holdings and TransWestern.(1)
3.1       Certificate of Limited Partnership of Holdings.(1)
3.2       Certificate of Incorporation of Capital.(1)
3.3       By-Laws of Capital.(1)
3.4       Third Amended and Restated Agreement of Limited Partnership of
          Holdings.(1)
3.5       Certificate of Incorporation of TCC.(1)
3.6       By-Laws of TCC.(1)
4.1       Indenture, dated as of November 12, 1997 by and between Holdings,
          TWP Capital Corp. and Wilmington Trust Company, as Trustee for the
          Discount Notes.(2)
4.2       Form of Series B 11 7/8% Senior Discount Notes due 2008.(1)
4.3       Securities Purchase Agreement, dated as of November 6, 1997, by and among TransWestern, Holdings, TWP Capital Corp, TCC and the
          Initial Purchasers of the Discount Notes.(1)
4.4       Registration Rights Agreement, dated as of November 12,
          1997, by and among Holdings, TWP Capital Corp and the Initial
          Purchasers of the Discount Notes.(1)
10.1      Management Agreement, dated as of October 1, 1997, by and
          among Holdings and Thomas H. Lee Company.(1)
10.2      Investors Agreement, dated as of October 1, 1997, by and
          among Holdings, TCC and the limited partners of Holdings.(1)
10.3      Registration Agreement, dated as of October 1, 1997, by and among
          Holdings, TCC and the limited partners of Holdings.(1)
10.4      Form of Executive Agreement between Holdings, TCC and each
          Management Investor.(2)
10.5      Employment Agreement, dated as of October 1, 1997, by and
          between Laurence H. Bloch and TransWestern.(2)
10.6      Employment Agreement, dated as of October 1, 1997, by and
          between Ricardo Puente and TransWestern.(2)
10.7      Assumption Agreement and Amended and Restated Credit
          Agreement, dated as of November 6, 1997, among the Company, the lenders listed therein and Canadian Imperial bank of
          Commerce, as administrative agent, and First Union National
          Bank, as documentation agent.(2)
10.8      Indenture, dated as of December 2, 1998, by and among
          TransWestern, Target Directories of Michigan, Inc. and Wilmington
          Trust Company, as Trustee, for the Series C/D notes (including the form of the Series C/D notes and the related Guarantees).(3)
10.9      Securities Purchase Agreement, dated as of December 2, 1998, by and among TransWestern, Target Directories of Michigan,
          Inc., Holdings, TCC and the Initial Purchasers of the Series C
          notes.(3)
10.10     Registration Rights Agreement, dated as of December 2, 1998, by and among TransWestern, Target Directories of Michigan,
          Inc. and the Initial Purchasers of the Series C notes.(3)
10.11     Form of Equity Compensation Plan.(1)
10.12     Fifth Amendment, dated as of June 29, 1999, to the Assumption
          Agreement and Amended Restated Credit Agreement, dated as of November
          6, 1997, among TransWestern, the lenders listed therein and Canadian
          Imperial bank of Commerce, as administrative agent, and First Union
          National Bank, as documentation agent.(4)
10.13     Sixth Amendment, dated as of October 1, 1999, to the Assumption
          Agreement and Amended and Restated Credit Agreement, dated as of
          November 6, 1997, among TransWestern, the lenders listed therein and
          Canadian Imperial bank of Commerce, as administrative agent, and
          First Union National Bank, as documentation agent.(4)
12.1      Statement regarding computation of ratio of earnings to
          fixed charges.

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

(4) Filed as an Exhibit to TransWestern's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 15, 1999 and incorporated by reference herein.

(b) Reports on Form 8-K.

    (1) On January 14, 1999, Holdings filed a report on Form 8-K reporting pursuant to Item 2 thereof that on January 5,1999, TransWestern acquired 14 directories from United Directory Services, Inc.

    (2) On February 16, 1999, Holdings filed a report on Form 8-K/A filing pursuant to Item 7 thereof the required financial statements and pro forma financial statements relating to TransWestern's acquisition of 4 telephone directories in Michigan from Universal Phone Books, Inc.
           and Universal Phone Books of Jackson, Inc. on November 30, 1998.

    (3) On March 9, 1999, Holdings filed a report on Form 8-K/A filing pursuant to Item 7 thereof the required financial statements and pro forma financial statements relating to TransWestern's acquisition of 14 directories from United Directory
           Services, Inc. on January 5, 1999.

    (4) On November 8, 1999, Holdings filed a report on Form 8-K reporting pursuant to Item 2 thereof that on October 15,1999, TransWestern acquired certain tangible and intangible assets from United
           Multimedia.

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


                           TRANSWESTERN HOLDINGS L.P.
                                   (Registrant)

                           BY: TransWestern Communications Company, Inc.
                               (General Partner)


                           BY: /s/  JOAN M. FIORITO   March 30, 2000
                              -------------------------------------------------
                              Name:  Joan M. Fiorito
                              Title:  Vice President, Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 CAPACITY                        DATE
               ---------                                 --------                        ----

            /s/ RICARDO PUENTE               President, Chief Executive Officer  March 30, 2000
-------------------------------------------- and Director (Principal Executive   ------------------
              Ricardo Puente                 Officer)

          /s/ LAURENCE H. BLOCH              Chairman, Secretary and Director    March 30, 2000
--------------------------------------------                                     ------------------
            Laurence H. Bloch

           /s/ JOAN M. FIORITO               Vice President, Chief Financial     March 30, 2000
-------------------------------------------- Officer and Assistant Secretary     ------------------
             Joan M. Fiorito                 (Principal Financial and
                                             Accounting Officer)

            /s/ C. HUNTER BOLL               Director                            March 30, 2000
--------------------------------------------                                     ------------------
              C. Hunter Boll

         /s/ CHRISTOPHER J. PERRY            Director                            March 30, 2000
--------------------------------------------                                     ------------------
           Christopher J. Perry

           /s/ SCOTT A. SCHOEN               Director                            March 30, 2000
--------------------------------------------                                     ------------------
             Scott A. Schoen

           /s/ MARCUS D. WEDNER              Director                            March 30, 2000
--------------------------------------------                                     ------------------
             Marcus D. Wedner
