Form 10-Q
period 2000-06-30
TRANSWESTERN HOLDINGS LP
filed 2000-07-31
CIK 1050935

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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


                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
              December 31, 1999                                              3

          Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 2000 (unaudited) and 1999 (unaudited)           4

          Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)    5

          Notes to Unaudited Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 2.   Changes in Securities and Use of Proceeds                         16

Item 3.   Defaults upon Senior Securities                                   16

Item 4.   Submission of Matters to a Vote of Security Holders               16

Item 5.   Other Information                                                 16

Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17


                            TRANSWESTERN HOLDINGS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2000            1999
                                                                          ---------       ---------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                   $   4,226       $   1,167
   Trade receivables, (less allowance for doubtful accounts of
     $8,489 at June 30, 2000 and $10,394 at December 31, 1999)               35,742          36,188
   Deferred directory costs                                                  12,196          10,037
   Other current assets                                                       2,098           1,198
                                                                          ---------       ---------
          Total current assets                                               54,262          48,590

Non-current assets:
   Property, equipment and leasehold improvements, net                        3,521           3,423
   Acquired intangibles, net                                                 87,353          85,879
   Other assets, primarily debt issuance costs, net                           8,748           9,454
                                                                          ---------       ---------
          Total non-current assets                                           99,622          98,756
                                                                          ---------       ---------
Total assets                                                              $ 153,884       $ 147,346
                                                                          =========       =========

LIABILITIES AND PARTNERSHIP DEFICIT

Current liabilities:
   Accounts payable                                                       $   7,450       $   8,323
   Salaries and benefits payable                                              4,536           5,735
   Accrued acquisition costs                                                  4,611           4,915
   Accrued interest                                                           2,920           2,131
   Other accrued liabilities                                                    823           1,011
   Customer deposits                                                         20,778          16,313
   Current portion, long-term debt                                            1,741           1,741
                                                                          ---------       ---------
          Total current liabilities                                          42,859          40,169

Long-term debt:
   Series D 9 5/8% Senior Subordinated Notes                                141,482         141,583
   Series B 11 7/8% Senior Discount, Notes                                   44,050          41,588
   Senior Credit Facility                                                    63,550          64,422
   Revolving loan                                                            52,500          40,100
   Acquisition payables                                                       2,394           4,910
                                                                          ---------       ---------
          Total long-term debt                                              303,976         292,603
                                                                          ---------       ---------
Partnership deficit                                                        (192,951)       (185,426)
                                                                          ---------       ---------
Total liabilities and partner deficit                                     $ 153,884       $ 147,346
                                                                          =========       =========

See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)


                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ---------------------    ---------------------
                                                  2000         1999        2000         1999
                                                --------     --------    --------     --------
Net revenue                                     $ 38,558     $ 34,136    $ 73,494     $ 65,649
Cost of revenue                                    7,050        5,975      14,055       12,081
                                                --------     --------    --------     --------
Gross profit                                      31,508       28,161      59,439       53,568

Operating expenses:
   Sales and marketing                            15,854       13,866      31,562       27,651
   General and administrative                     10,337        8,061      20,673       15,792
                                                --------     --------    --------     --------
Total operating expenses                          26,191       21,927      52,235       43,443
                                                --------     --------    --------     --------
Income from operations                             5,317        6,234       7,204       10,125
Other income, net                                    153           98         277          208
Interest expense                                  (7,478)      (7,076)    (14,894)     (13,508)
                                                --------     --------    --------     --------
Net income (loss) before taxes                  $ (2,008)    $   (744)   $ (7,413)    $ (3,175)
Tax Expense                                           -             8         112            8
                                                --------     --------    --------     --------
Net Income (loss)                               $ (2,008)    $   (752)   $ (7,525)    $ (3,183)
                                                ========     ========    ========     ========

Net income (loss) allocated
  to General Partner units                      $    (35)    $    (13)   $   (129)    $    (54)
                                                ========     ========    ========     ========
Net income (loss) allocated
  to Limited Partner units                      $ (1,973)    $   (739)   $ (7,396)    $ (3,129)
                                                ========     ========    ========     ========
Net income (loss) per
  General Partner unit                          $   (3.6)    $   (1.3)   $  (13.2)     $  (5.5)
                                                ========     ========    ========     ========
Net income (loss) per
  Limited Partner unit                          $   (1.1)    $   (0.4)   $   (4.0)    $   (1.7)
                                                ========     ========    ========     ========


See accompanying notes.

                          TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        2000         1999
                                                                      --------     --------
OPERATING ACTIVITIES
Net (loss) income                                                     $ (7,525)    $ (3,183)
Adjustments  to reconcile net (loss) income to cash provided by operating activities:
    Depreciation and amortization                                       12,851        8,733
    Amortization of deferred debt issuance costs                           706          687
    Amortization of Senior Note discount                                 2,462        2,191
    Provision for doubtful accounts                                      7,125        5,811
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
       Trade receivables                                                 1,756       (6,176)
       Write-off of doubtful accounts                                   (9,030)      (6,391)
       Recoveries of doubtful accounts                                     595          243
       Deferred directory costs                                         (2,159)        (234)
       Other current assets                                               (900)        (160)
       Accounts payable                                                 (4,588)       1,424
       Accrued liabilities                                                (492)      (2,327)
       Accrued interest                                                    789          728
       Customer deposits                                                 4,465         (406)
                                                                      --------     --------
Cash provided by operating activities                                    6,055          940

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                (687)        (386)
Acquisition of directories                                             (13,837)     (34,554)
Increase in other assets                                                    -          (356)
                                                                      --------     --------
Cash used for investing activities                                     (14,524)     (35,296)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                           25,900       38,100
Repayments of long-term debt
    Revolving credit facility                                          (13,500)     (13,300)
    Senior Term Loan                                                      (872)        (871)
Partnership contribution                                                    -            79
                                                                      --------     --------
Cash provided by (used for) financing activities                        11,528       24,008
                                                                      --------     --------
Net decrease in cash                                                    (3,059)     (10,348)
Cash at beginning of period                                              1,167       14,067
                                                                      --------     --------
Cash at end of period                                                 $  4,226     $  3,719
                                                                      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $ 11,005     $ 10,002
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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999. The 10-K is available on the Internet at http://www.sec.gov.

                            TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.   FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

                                                       JUNE 30,    DECEMBER 31,
                                                        2000           1999
                                                    -----------    -----------
Computer and office equipment....................    $   7,965      $   7,342
Furniture and fixtures...........................        1,850          1,789
Leasehold improvements...........................          433            430
                                                    -----------    -----------
                                                        10,248          9,561
Less accumulated depreciation and amortization...       (6,727)        (6,138)
                                                    -----------    -----------
  Net property, equipment, and leasehold             $   3,521      $   3,423
                                                    ===========    ===========

Acquired Intangibles

                                                       JUNE 30,    DECEMBER 31,
                                                        2000           1999
                                                    -----------    -----------
Customer Base..................................      $ 138,708      $ 128,074
Non compete and licensing agreements                     5,364          2,160
                                                    -----------    -----------
                                                       144,072        130,234
Less accumulated amortization..................        (56,719)       (44,355)
                                                    -----------    -----------
  Acquired intangibles, net                          $  87,353      $  85,879
                                                    ===========    ===========


Other Assets

                                                      JUNE 30,   DECEMBER 31,
                                                       2000          1999
                                                    -----------   -----------
Debt issuance costs...............................   $  11,994     $  11,994
Less accumulated amortization.....................      (3,746)       (3,040)
                                                    -----------   -----------
  Debt issuance costs, net                           $   8,248     $   8,954
Investment in Eversave, carried at cost                    500           500
                                                    -----------   -----------
Other assets, net                                    $   8,748     $   9,454
                                                    ===========   ===========

                             TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3.   DIRECTORY ACQUISITIONS

Desert Pages. On January 14, 2000 we purchased certain tangible and intangible assets of Desert Pages, Inc. for a total of $8.0 million.
The purchase price consists of $7.2 million in cash and a promissory note of $0.8 million due eighteen months from the date of purchase, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period. Desert Pages published one directory in Palm Springs, California. As part of the acquisition, we acquired the rights to publish a second, new directory that has not yet been published.

     Direct Media Corp. On February 15, 2000 we purchased certain tangible and intangible assets of Direct Media Corp. for a total of $3.4 million in cash. Direct media publishes eight directories serving southeastern Georgia and the northeastern Florida area. As part of the acquisition, we acquired the rights to publish a new directory in Georgia that has not yet been published.

Coastal Pages. On June 15, 2000 we purchased certain tangible and intangible assets of Coastal Pages, LLC. for a total of $3.5 million.
The purchase price consists of $3.2 million in cash and $0.3 million non-interest promissory note due in approximately 7 months from the date of purchase subject to achieving a net revenue target with respect to the December 2000 San Luis Obispo edition. Coastal Pages published three directories in the Central California Coast area.

     The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the dates of acquisition, as follows (in thousands):

             Customer List                                        $ 11,920
             Non-compete                                             2,980
             Deferred directory costs                                  145
             Other current and non-current assets                      364

     Assuming that the above acquisitions had occurred on the first day of TransWestern's six month periods ended June 30, 2000 and June 30, 1999, the unaudited pro forma results of operations would be as follows:

                                           Six months ended June 30,
                                         -----------------------------
                                             2000              1999
                                          ------------      -----------
                                                   (Unaudited)
           Net revenues...................  $74,541            $67,909
           Net income (loss)........... ..   (5,411)            (2,526)

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

                             TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

4.   GUARANTEE

     Target Directories of Michigan, Inc. ("Target"), which is wholly-owned by TransWestern, fully and unconditionally guaranteed TransWestern's outstanding 9 5/8% Series D Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis. Target is TransWestern's only consolidated operating subsidiary, other than an inconsequential subsidiary which is a co-issuer of such notes, and has no debt senior to the notes. Separate full financial statements and other disclosures concerning Target have not been presented because, in the opinion of management, such information is not material or meaningful to investors. Target was acquired in July, 1998. Following is summarized financial information concerning Target as of June 30, 2000 and for the six months ended June 30, 2000:

Statement of Operations Data:
Net revenues               $    975
Gross profit                    668
Operating (loss)               (550)
Net loss                       (639)

Balance Sheet:
Current assets             $  1,342
Non-current assets            3,821
Current liabilities           1,286
Non-current liabilities          -


5. Senior Credit Facility

     On July 3, 2000 TransWestern and its lenders agreed to amend our November 6, 1997 credit agreement to allow TransWestern to obtain a $40 million Tranche B Term Loan due in April 2005. The proceeds of the loan will be used to pay down our existing revolving credit loan in order to provide TransWestern with additional funds for future acquisitions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     As used in this item and throughout this Quarterly Report on Form 10-Q, "we," "us," and "our" each refer to Holdings and TransWestern collectively.

Overview

     We recognize net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All of our other operating costs are recognized during the period when incurred. As the number of directories that we publish increases, the publication schedule is periodically adjusted to accommodate new books. In addition, changes in distribution dates are caused by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, our directories may be published in a month earlier or later than the previous year which may move recognition of related revenues from one fiscal quarter or year to another. Year to year results depend on both timing and performance factors.

     Notwithstanding significant monthly fluctuation in net revenues and EBITDA recognized based on actual distribution dates of individual directories, quarterly recognition of net revenues and EBITDA generally occurs at a steadier pace throughout the year and typically increase at a slower rate than bookings, advance payments, and total cash receipts when TransWestern is growing. This is primarily the result of the fact that revenues and the associated EBITDA related to a directory are recognized when a directory is distributed. Our bookings and cash collection activities generally occur at a steady pace throughout the year and reflect the growth of our portfolio of directories and business more rapidly as we add additional account executives from acquired companies as a result of recognizing bookings and cash activities as they occur. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts have grown at a higher rate than net revenues and EBITDA from the 2nd quarter of 1999 to the 2nd quarter of 2000.


                            ------------------------------------------------------------------------------
                                 1999         1999         1999         2000         2000      % Change
                            ------------------------------------------------------------------------------
                              2nd Quarter  3rd Quarter  4th Quarter  1st Quarter  2nd Quarter   2Q-99 to
                                                                                                 2Q-00
                             ------------  -----------  -----------  -----------  -----------  -----------
Net revenues ...............    $  34.1      $  38.2      $  42.6      $  34.9      $  38.6        13.0%
EBITDA (a) .................    $  11.0      $  12.0      $  15.5      $   8.5      $  12.0         9.5%
Bookings (b) ...............    $  32.1      $  37.8      $  35.1      $  34.9      $  43.7        36.1%
Advance payments ...........    $  15.7      $  17.6      $  18.7      $  17.0      $  19.7        25.5%
Total cash receipts (c) ....    $  28.3      $  32.6      $  34.6      $  34.3      $  38.7        36.7%

(a) "EBITDA" is defined as income (loss) plus interest expense, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to TransWestern's notes and in TransWestern's senior credit facility. EBITDA is not a measure of performance under generally accepted accounting principles (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included
    EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. TransWestern's definition of EBITDA may not be comparable to that of other companies.



(b) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c) "Total cash receipts" includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

    The following table summarizes our results of operations as a percentage of revenue for the periods indicated:


                                                      THREE MONTHS                   SIX MONTHS
                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                               --------------------------    --------------------------
                                                  2000             1999         2000             1999
                                               ---------        ---------    ---------        ---------
          Net revenues ..................          100.0%           100.0%       100.0%           100.0%
          Cost of revenues ..............           18.3             17.5         19.1             18.4
                                               ---------        ---------    ---------        ---------
          Gross profit ..................           81.7             82.5         80.9             81.6
          Sales and marketing ...........           41.1             40.6         42.9             42.1
          General and administrative ....           26.8             23.6         28.1             24.1
                                               ---------        ---------    ---------        ---------
          Income from operations ........           13.8%            18.3%         9.8%            15.4%
                                               =========        =========    ========        =========
          EBITDA Margin (a), (b) ........           31.2%            32.1%        27.9%            29.2%
                                               =========        =========    =========        =========

(a)  For a definition of "EBITDA" see the immediately preceding section.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of TransWestern's ability to generate cash flows available for debt service.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
     JUNE 30, 1999

     Net revenues increased $4.4 million, or 13.0%, from $34.1 million in the three months ended June 30, 1999 to $38.6 million in the same period in 2000. We published 50 directories in the three months ended June 30, 2000 compared to 42 in the same period in 1999. The net revenue growth was due to $1.7 million from eight new directories, $4.4 million from five directories for which the publication date moved into the period and growth in the same 37 directories published during both periods of $2.0 million; offset by $3.7 million of net revenues associated with five directories published in the three months ended June 30, 1999 but not in the same period in 2000.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 37 directories published in both periods was 6.7%.

     Cost of revenues increased $1.1 million, or 18.0%, from $6.0 million in the three months ended June 30, 1999 to $7.1 million in the same period in 2000. The increase was the result of $0.4 million of costs associated with eight new directories published in the three months ended June 30, 2000, and $1.0 million in costs associated with five directories published in the three months ended June 30, 2000, but not in the same period in 1999; offset by $0.6 million of costs associated with five directories published during the three months ended June 30, 1999, but not in the same period in 2000. Production support costs increased $0.3 million in the three months ended June 30, 2000 due to the directories acquired since the second quarter of 1999.

     As a result of the above, gross profit increased $3.3 million, or 11.9%, from $28.2 million in the three months ended June 30, 1999 to $31.5 million in the same period in 2000. Gross margin decreased from 82.5% in the three months ended June 30, 1999 to 81.7% in the same period in 2000 as a result of higher direct costs on newly acquired directories and lower margin directories moving into the 2000 period.

     Sales and marketing expenses increased $2.0 million, or 14.3%, from $13.9 million in the three months ended June 30, 1999 to $15.9 million in the same period in 2000. The increase was attributable to increases of $0.8 million in sales support costs, $0.7 million in direct sales costs and $0.5 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $0.8 million was due to $0.4 million in higher sales costs incurred by offices acquired and established for new directories since the second quarter of 1999 and $0.4 million due to increased costs of running existing sales offices. The increase in direct sales costs of $0.7 million was as follows: $0.5 million of additional costs related to eight new directories, $1.0 million related to five directories moving into the period, and $0.1 million of higher costs associated with the 37 same directories published in both periods, offset by $0.9 million of costs associated with five directories that were published in the three months ended June 30, 1999 but not in the same period in 2000. Direct sales costs as a percentage of revenue for the same 37 directories published during both periods decreased from 20.3% to 19.4% for the three months ended June 30, 2000 compared to the same period in 1999.

     General and administrative expenses increased $2.3 million, or 28.2%, from $8.1 million for the three months ended June 30, 1999 to $10.3 million for the same period in 2000. The increase was due to: amortization of acquired customer base and other intangibles of $1.9 million and other increases in costs totaling $0.4 million.

     As a result of the above factors, income from operations decreased $0.9 million, or 14.7%, from $6.2 million in the three months ended June 30, 1999 to $5.3 million in the same period in 2000. Income from operations as a percentage of net revenues decreased from 18.3% in the three months ended June 30, 1999 to 13.8% in the same period in 2000.

     Interest expense increased $0.4 million, or 5.7%, from $7.1 million in the three months ended June 30, 1999 to $7.5 million in the same period in 2000 due to higher levels of debt to fund acquisitions and increased rates.

     As a result of the above factors, net income decreased $1.3 million, or 167.0%, from net income of $0.7 million in the three months ended June 30, 1999 to a net loss of ($2.0) million in the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 1999

     Net revenues increased $7.8 million, or 12.0%, from $65.6 million in the six months ended June 30, 1999 to $73.5 million in the same period in 2000. We published 101 directories in the six months ended June 30, 2000 compared to 85 in the same period in 1999. The net revenue growth was due to $5.4 million from 17 new directories, $5.0 million from eight directories for which the publication date moved into the period and growth in the same 76 directories published during both periods of $4.0 million; offset by $6.5 million of net revenues associated with nine directories published in the six months ended June 30, 1999 but not in the same period in 2000.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 76 directories published in both periods was 6.9%.

     Cost of revenues increased $2.0 million, or 16.3%, from $12.1 million in the six months ended June 30, 1999 to $14.1 million in the same period in 2000. The increase was the result of $1.6 million of costs associated with 17 new directories published in the six months ended June 30, 2000, and $1.2 million in costs associated with eight directories published in the six months ended June 30, 2000, but not in the same period in 1999; offset by $0.9 million of costs associated with nine directories published during the six months ended June 30, 1999, but not in the same period in 2000. Costs for the same 76 directories published in both periods decreased $0.3 million for the 2000 period compared to the prior year. Production support costs increased $0.4 million in the six months period ended June 30, 2000 due to the directories acquired since the second quarter of 1999.

     As a result of the above, gross profit increased $5.9 million, or 11.0%, from $53.6 million in the six months ended June 30, 1999 to $59.4 million in the same period in 2000. Gross margin decreased from 81.6% in the six months ended June 30, 1999 to 80.9% in the same period in 2000 as a result of higher direct costs on newly acquired directories and lower margin directories moving into the period.

     Sales and marketing expenses increased $3.9 million, or 14.1%, from $27.7 million in the six months ended June 30, 1999 to $31.6 million in the same period in 2000. The increase was attributable to increases of $1.3 million in sales support costs, $1.6 million in direct sales costs and $1.0 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $1.3 million was due to $0.7 million in higher sales costs incurred by offices acquired since the second quarter of 1999 and $0.6 million due to increased costs of running existing sales offices. The increase in direct sales costs of $1.6 million was as follows: $1.4 million of additional costs were for the 17 new directories, $1.2 million for eight directories moving into the period, and $0.3 million of higher costs associated with the 76 same directories published in both periods, offset by $1.3 million of costs associated with nine directories that were published in the six months ended June 30, 1999 but not in the same period in 2000. Direct sales costs as a percentage of revenue for the same 76 directories published during both periods decreased from 20.9% to 20.1% in the six months ended June 30, 1999 compared to the same period in 2000.

     General and administrative expenses increased $4.9 million, or 30.9%, from $15.8 million for the six months ended June 30, 1999 to $20.7 million for the same period in 2000. The increase was due to increased amortization of acquired customer base and other intangibles of $4.1 million and other increases in costs totaling $0.8 million.

     As a result of the above factors, income from operations decreased $2.9 million, or 28.8%, from $10.1 million in the six months ended June 30, 1999 to $7.2 million in the same period in 2000. Income from operations as a percentage of net revenues decreased from 15.4% in the six months ended

June 30, 1999 to 9.8% in the same period in 2000.

     Interest expense increased $1.4 million, or 10.3%, from $13.5 million in the six months ended June 30, 1999 to $14.9 million in the same period in 2000 due to higher levels of debt to fund acquisitions and increased rates.

     As a result of the above factors, net income decreased $4.3 million, or 136.4%, from a net loss of ($3.2) million in the six months ended June 30, 1999 to a net loss of ($7.5) million in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $6.1 million in the six months ended June 30, 2000 compared to $1.0 million in the same period in 1999. The increase in cash provided by operations resulted primarily from reduced receivables and increased customer deposits compared to the same period in the prior year.

     Customer deposits (advance payments) increased $6.5 million in the six months ended June 30, 2000 compared to the same period in the prior year. The increase is primarily related to the increased size of our directory portfolio.

     Net cash used by investing activities was $14.5 million in the six months ended June 30, 2000 as compared to $35.3 million in the same period in 1999. Investing activities consist primarily of cash used to acquire directories. In the six months ended June 30, 2000, $13.8 million was spent compared to $34.6 million in the same period in the prior year. The prior year's acquisitions are discussed in note 3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 which is available on the Internet at http:www.sec.gov. Acquisitions made in the six months ended June 30, 2000 are discussed in note 3 of the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $11.5 million in the six months ended June 30, 2000 as compared to $23.9 million used in the same period in 1999. These amounts are borrowings for acquisitions during the quarters, and decreased as a result of fewer acquisitions during the six months ended
June 30, 2000.

     In connection with the recapitalization of TransWestern in October 1997, we incurred significant debt. As of June 30, 2000 we had total outstanding long term indebtedness of $259.9 million, including $140 million of Series D 9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized premium of $1.5 million), $44.1 million of Holdings 11 7/8% Senior Discount Notes due 2008, herein after Discount Notes, $63.5 million of outstanding borrowings under our senior credit facility, $52.5 million of outstanding borrowings under our revolving credit facility, and $2.4 million in acquisition related debt, all of which ranks senior to the Series D notes. As of June 30, 2000 TransWestern had $17.5 million of additional borrowing availability under its senior credit facility.

     On July 3, 2000 TransWestern and its lenders agreed to amend our November 6, 1997 credit agreement to allow the Company to obtain a $40 million Tranche B Term Loan due in April 2005. The proceeds of the loan will be used to pay down our existing revolving credit facility in order to provide TransWestern with additional funds for future acquisitions.

     Our principal sources of funds are cash flows from operating activities and available funds under our revolving credit facility. Assuming the successful implementation of management's business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other operating needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

     The senior credit facility and the indentures governing TransWestern's notes significantly restrict the distribution of funds by TransWestern and the other subsidiaries of Holdings. We cannot assure that the agreements governing the indebtedness of Holdings' subsidiaries will permit such subsidiaries to distribute funds to Holdings in amounts sufficient to pay the accreted value or principal or interest on Holdings' Discount Notes when the same becomes due, whether at maturity, upon acceleration or redemption or otherwise. Holdings' Discount Notes will be effectively subordinated in right of payment to all existing and future claims of creditors of subsidiaries of Holdings, including the lenders under the senior credit facility, the holders of TransWestern's notes and trade creditors.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to TransWestern or Holdings are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives;
(iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; and (xi) the sensitivity of our business to general economic conditions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of June 30, 2000, there was approximately $65.3 million outstanding under the term loan (at an interest rate of 8.8% at such time) and $52.5 million outstanding under the revolving loans (at an interest rate of 8.6% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $1.2 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5.   OTHER INFORMATION

     On July 3, 2000 TransWestern and its lenders agreed to amend our November 6, 1997 credit agreement to allow TransWestern to obtain a $40 million Tranche B Term Loan due in April 2005. The proceeds of the loan will be used to pay down our existing revolving credit loan in order to provide the Company with additional funds for future acquisitions.

            On July 7, 2000, TransWestern acquired one directory in California from E&L Han Publishing for cash in the amount of approximately $0.3 million, which was funded with borrowings under TransWestern's revolving credit facility. The acquisition was accounted for as a purchase and accordingly the purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition.

     On July 18, 2000, TransWestern acquired 9 directories in Florida and Louisiana from The New York Times Company for cash in the amount of approximately $16.6 million, which was funded with borrowings under TransWestern's revolving credit facility. The Company assumed certain Liabilities of The New York Times Company totaling approximately $0.3 million. The acquisition was accounted for as a purchase and accordingly the purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition.

     On July 18, 2000, TransWestern acquired 2 directories in California from American West Publishing, Inc. for cash in the amount of approximately $1.25 million, which was funded with borrowings under TransWestern's revolving credit facility. The acquisition was accounted for as a purchase and accordingly the purchase price was allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 31, 2000 on its behalf by the undersigned thereunto duly authorized.

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