Form 10-K405
period 2000-12-31
TRANSWESTERN HOLDINGS LP
filed 2001-03-26
CIK 1050935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

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

                              ---------------------

    8344 CLAIREMONT MESA BOULEVARD                                 92111
        SAN DIEGO, CALIFORNIA                                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (858) 467-2800

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:
         TITLE OF CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
             N/A                                         N/A

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

==============================================================================

                            TRANSWESTERN HOLDINGS L.P.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                     PART I
ITEM 1      Business..................................................    3
ITEM 2      Properties ...............................................   10
ITEM 3      Legal Proceedings ........................................   10
ITEM 4      Submission of Matters to a Vote of Security Holders ......   10


                                     PART II
ITEM 5      Market for the Company's Common Equity and Related
            Security Holder Matters ...................................  11
ITEM 6      Selected Financial Data ...................................  11
ITEM 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................  14
ITEM 7A     Quantitative and Qualitative Disclosure about Market Risk..  22
ITEM 8      Financial Statements and Supplementary Data ...............  22
ITEM 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure ..................................  50

                                    PART III
ITEM 10     Directors and Executive Officers of Holdings...............  50
ITEM 11     Executive Compensation.....................................  53
ITEM 12     Security Ownership of
              Certain Beneficial Owners and Management.................  56
ITEM 13     Certain Relationships and Related Transactions.............  57

                                     PART IV
ITEM 14     Exhibits, Consolidated Financial Statement Schedules and
            Reports on Form 8-K........................................  60
            Signatures.................................................  62

PART I

     This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for TransWestern Publishing Company LLC, which is the wholly-owned operating subsidiary of TransWestern Holdings L.P., may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report. Unless the context requires otherwise, "Holdings" refers to TransWestern Holdings L.P., "TransWestern," refers to TransWestern Publishing Company LLC and the "company," "we," "us" and "our" each refers to Holdings and TransWestern and TransWestern's wholly-owned subsidiary, Target Directories of Michigan, Inc., collectively.

ITEM 1.    BUSINESS

     We are one of the largest independent yellow pages directory publishers in the United States. As of the date of this filing we own 261 directories which serve communities in the 18 states of Alabama, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Nevada, New York, Ohio, Oklahoma, Pennsylvania, Tennessee and Texas. Our revenues are derived from the sale of advertising to a diversified base of over 161,000 accounts as of December 31, 2000, consisting primarily of small to medium-sized local businesses. In counting our number of accounts, we count a single customer that advertises in more than one directory as a separate account for each directory in which it advertises. Yellow pages are an important advertising medium for local businesses due to their low advertising cost, widespread distribution, lasting presence, and high consumer usage.

     Since 1993, our management team has successfully executed its strategy of growing revenues from existing directories, improving operating efficiency, accelerating cash flows and starting and acquiring new directories. Over this period, we increased average revenue per account from $903 for the year ended April 30, 1995 to $1,098 for the year ended December 31, 2000 and increased our number of directories published from 106 for the year ended April 30, 1995 to 231 for the year ended December 31, 2000, driving our net revenues from $69.8 million for the year ended April 30, 1995 to $177.3 million for the year ended December 31, 2000 and our EBITDA from $17.0 million for the year ended April 30, 1995 to $57.0 million for the year ended December 31, 2000.

RECENT ACQUISITIONS

     During the year ended December 31, 2000 we acquired 32 directories in California, Florida, Georgia, Louisiana and Texas as follows:

     Desert Pages. On January 14, 2000 we purchased certain tangible and intangible assets of Desert Pages, Inc. (Desert Pages) for a total of $8.0 million. The purchase price consists of $7.2 million in cash and a promissory note of $0.8 million due eighteen months from the date of purchase, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period. Desert Pages published one directory in Palm Springs, California. As part of the acquisition, we acquired the rights to publish a second directory,(Morongo), that was published for the first time during the year ended December 31, 2000.

     Direct Media Corp. On February 15, 2000 we purchased certain tangible and intangible assets of Direct Media Corp. (Direct Media) for a total of $3.4 million in cash. Direct Media published eight directories serving southeastern Georgia and the northeastern Florida area. As part of the acquisition, we acquired the rights to publish a new directory in Georgia that was published for the first time during the year ended December 31, 2000.

     Coastal Pages. On June 15, 2000 we purchased certain tangible and intangible assets of Coastal Pages, LLC. for a total of $3.5 million. The purchase price consisted of $3.2 million in cash and a $0.3 million non-interest bearing promissory note due approximately 7 months from the date of purchase subject to achieving a net revenue target with respect to the December 2000 San Luis Obispo edition. Coastal Pages published three directories in the Central California Coast area.

     E&L Han Publishing. On July 7, 2000, we purchased certain tangible and intangible assets of E&L Han Publishing for a total of $0.3 million. E&L Han published one directory in Central California.

     New York Times. On July 18, 2000, we purchased certain tangible and intangible assets of The New York Times Company for a total of $16.6 million. The New York Times Company published nine directories in Florida and Louisiana. As part of the acquisition, we assumed certain liabilities of The New York Times Company totaling approximately $0.3 million.

     America West Publishing. On July 18, 2000, we purchased certain tangible and intangible assets of America West Publishing for a total of $1.3 million. We acquired two directories published by America West Publishing in the Central California area.

     American Directories. On September 1, 2000, we purchased certain tangible and intangible assets of American Directories for a total of $2.5 million. We acquired five directories published by American Directories in the Central California area.

     Brazos Valley Telephone Directory Company. On October 11, 2000, we purchased certain tangible and intangible assets of Brazos Valley Telephone Directory Company for a total of $0.3 million. We acquired one directory published by Brazos Valley in the Ft. Worth area of Texas.

     Subsequent to the year ended December 31, 2000 we acquired four directories in California, one directory in Louisiana, and one directory in Nevada as follows:

     BRI Publishing, Inc. On January 22, 2001, we purchased certain tangible and intangible assets of BRI Publishing, Inc. for a total of $0.7 million. We acquired one directory in the Lafayette, Louisiana area.

     Pacific West Yellow Pages. On February 9, 2001, we purchased certain tangible and intangible assets of Pacific West Yellow Pages for a total of $1.2 million. We acquired three directories in the Sacramento, California area.

     Silver Pages, Inc. On March 2, 2001, we purchased certain tangible and intangible assets of Silver Pages, Inc. for a total of $2.6 million.
We acquired one directory in Northern California and one directory in Nevada.

INDUSTRY OVERVIEW

     The United States yellow pages directory industry generated revenues of approximately $12.8 billion in 1999, with circulation of approximately 592 million directories. Yellow pages directories are published by both telephone utilities and, in many markets, independent directory publishers, such as us, which are not affiliated with the telephone service provider. The 29 largest independent directory publishers circulated over 113 million directories and generated an estimated $1.3 billion in revenues during 1999. Independent directory publishers have steadily increased their market share from 5.7% in 1992 to 10.2% in 1999. This has occurred because the diverse needs of both consumers and advertisers are often not satisfied by a single utility directory.

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

     Independent yellow page publishers generally compete in suburban and rural markets more than major urban markets, where the high distribution quantities for each edition create a barrier to entry. In most markets, independent directory publishers compete with the telephone utility and with one or more independent yellow pages publishers. In markets where two or more directory publishers compete, advertisers frequently purchase advertisements in multiple directories.

MARKETS SERVED

     As of the date of this filing we publish 261 yellow pages directories serving distinct communities in 18 states, including Alabama, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Nevada, New York, Ohio, Oklahoma, Pennsylvania, Tennessee and Texas. Our directories are generally well-established in our local communities and are clustered in contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies.

     Our net revenues are not materially concentrated in any single directory, industry, geographic region or customer. For the year ended December 31, 2000, we served approximately 161,000 active accounts. Approximately 94% of our net revenues are derived from local accounts, 4.2% from national companies advertising locally and the remainder coming from Internet revenues. Our high level of diversification reduces exposure to adverse regional economic conditions and provides additional stability in operating results.

     During the year ended December 31, 2000, we published 231 directories. Our geographic diversity is evidenced in the following table for the periods indicated:

                                   YEARS ENDED
                      -----------------------------------
                     DECEMBER 31,  DECEMBER 31,  APRIL 30,
                      ---------    ----------------------
                         2000         1999         1998
                      ---------    ---------    ---------
NUMBER OF DIRECTORIES
PUBLISHED
Northeast.............      53           51           46
Central...............     100           81           48
Southwest.............      42           38           26
West..................      36           21           19
                      ---------    ---------    ---------
Total.................     231          191          139
                      ---------    ---------    ---------
NET REVENUES
Northeast.............  $ 48.6       $ 46.8       $ 38.9
Central...............    61.7         48.0         22.6
Southwest.............    37.6         33.0         25.9
West..................    29.4         18.6         12.7
                      ---------    ---------    ---------
Total.................  $177.3       $146.4       $100.1
                      ---------    ---------    ---------

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

     Although we remain primarily focused on our printed directories, we market an Internet directory service to our advertisers. We are in a strategic alliance with InfoSpace.com to offer electronic directory services in each of our local markets. Under this strategic alliance, InfoSpace.com is responsible for the technical aspects of the Internet directory. We are responsible for selling advertisement space in the electronic directory. As of December 31, 2000 approximately 15,000 TransWestern advertisers were advertising on Infospace.com. Net revenues from the sale of Internet directory services amounted to less than 2% of total net revenues for the year ended December 31, 2000. The related direct incremental costs to provide the Internet services are not material. We anticipate that Internet revenues will be less than 1% of net revenues in 2001.

     In December 1999, we entered into a revenue share agreement and made an equity investment in Eversave.com to offer their proprietary coupon system in each of our local markets beginning with the Northeast. Under this strategic alliance, Eversave.com is responsible for the technical aspects of delivering the service and for billing customers. We are responsible for promoting and selling Eversave's coupon system in our local markets and providing advertising for Eversave in our directories. Eversave's business model is focused on driving consumers back to local businesses through the delivery of coupons to consumers for use in local "brick and mortar" stores. As of December 31, 2000 approximately 19,000 TransWestern advertisers were advertising on Eversave.com.

     These arrangements enable us to avoid technical risks that we are not presently staffed to manage and permits us to participate in opportunities that may develop through the Internet. We believe that our experience, reputation and account relationships within our local markets will help us successfully market these services. We began to market our Internet directory product in 1998 and since then have made it available in all of our markets. Although the growing use of the Internet has not had a material impact on us to date, we have not yet determined how, if at all, the Internet will impact our performance, prospects or operations. We cross promote our Internet service and our printed directories. Our website is at http://www.PhoneBookUSA.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.

SALES AND MARKETING

     Yellow pages marketing is a direct sales business which requires both servicing existing accounts and developing new customers. Repeat customers comprise our core account base and a number of these customers have advertised in our directories for many years. For the fiscal years ended December 31, 1999 and December 31, 2000, accounts representing 87.5% and 87.3%, respectively, of the prior year's net revenues have renewed their advertising program in the current edition of each directory. Management believes that this high revenue renewal rate reflects the importance of our directories to our local accounts for whom yellow pages directory advertising is a principal form of advertising. In addition, yellow pages advertising often comprises an integral part of the local advertising strategy for larger national companies operating at the local level. Advertisers have a strong incentive to increase the size of their advertisement and to renew their advertising programs because advertisements are placed within each heading of a directory based first on size then on seniority. Generally, larger advertisements are more effective than smaller advertisements and advertisements placed near the beginning of a heading generate more responses than similarly sized advertisements placed further back in the heading.

     We also build on our account base by generating new business leads from multiple sources including a comprehensive compilation of data about individual company advertising expenditures in competitive yellow page directories. We have developed a proprietary database of high potential customers based on each individual customer's yellow page advertising expenditures and focus our sales resources on those potential customers. In support of this strategy, we have expanded our sales force from 296 employees at April 30, 1995 to 835 at December 31, 2000, representing an increase of approximately 182%. Management has observed a direct correlation between adding new sales force employees and revenue growth.

     We employ five executive vice presidents and 77 regional, district and area sales managers who, together, are responsible for supervising the activities of the account executives. Our 835 account executives generate virtually all of our revenues and are responsible for servicing existing advertising accounts and developing new accounts within their assigned service areas.

     We have well-established practices and procedures to manage the productivity and effectiveness of our sales force. All new account executives complete a formal two-week training program and receive continuous on-the-job training through the regional sales management structure. Each account executive has a specified account assignment consisting of both new business leads and renewal accounts and is accountable for daily, weekly and monthly sales and advance payment goals. Account executives are compensated in the form of base salary, commissions and car allowance. Approximately 50% of total account executive compensation is in the form of commissions, such that sales force compensation is largely tied to sales performance and account collection. As of December 31, 2000, we employed approximately 1,243 people, 971 of whom were engaged in sales and sales support functions.

     The sales cycle of a directory varies based on the size of the revenue base and can extend from a few weeks to as long as nine months. Once the canvass of customers for a directory is completed, the directory is "closed" and the advertisements are assembled into directories in the production cycle.

PRODUCTION AND DISTRIBUTION

     We develop a production planning guide for each directory, which is a comprehensive planning tool setting forth production specifications and the cost structure for that directory. Each production planning guide is incorporated into our annual production schedule and serves as the foundation for our annual budgeting process. Although we view our directories as annual publications, the actual interval between publications may vary from other than a twelve month cycle. New directory starts can be incorporated into the production schedule without significant disruption because directory production is staggered throughout the year. As of December 31, 2000, we had a production staff of approximately 142 full-time employees.

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

RAW MATERIALS

     Our principal raw material is paper. We used approximately 31.4, 23.6, and 18.2, million pounds of directory grade paper for the fiscal years ended December 31, 2000, 1999 and April 30, 1998, respectively, resulting in a total cost of paper during such periods of approximately of $9.9 million, $6.6 million, and $5.7 million, respectively. We do not purchase paper directly from the paper mills; instead, our printers purchase the paper on our behalf at prices negotiated by us.

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

INTELLECTUAL PROPERTY

     We have registered one trademark and one service mark used in our business. In addition, each of our publications is protected under Federal copyright laws. Telephone utilities are required to license directory listings of names and telephone numbers that we then license for a set fee per name for use in our white pages listings. Total licensing fees paid by us were $0.2 million, $0.9 million and $0.9 million in the years ended December 31, 2000, 1999 and 1998 respectively. In addition, we believe that the phrase "yellow pages" and the walking fingers logo are in the public domain in the United States. Otherwise, we believe that we own or license the intellectual property rights necessary to conduct our business.

EMPLOYEES

     As of December 31, 2000, we employed approximately 1,243 full-time employees, none of whom are members of a union. We believe that we have good relations with our employees.

ITEM 2.    PROPERTIES

     We house our corporate, administrative and production staff at our headquarters located at 8344 Clairemont Mesa Boulevard, San Diego, California. Information as of December 31, 2000 relating to our leased corporate headquarters and other leased regional sales offices is set forth in the following table:

                                                          SQUARE       TERM        DESCRIPTION OF
     LOCATION                      ADDRESS                FOOTAGE   EXPIRATION           USE
     --------              -----------------------        -------   ----------     ----------------
San Diego, CA...........8344 Clairemont Mesa               37,752  05/31/10        Corporate/Production
Albany, NY..............441 New Karner Rd., Ste. 100        7,500  11/30/04        Sales Office
Poughkeepsie, NY........4 Jefferson St. #500                6,210  12/31/03        Sales Office
Elmsford, NY............150 Clearbrook Road                 8,775  12/31/08        Sales Office
Milford, CT.............48 Wellington Rd., Ste. 100         6,477   4/30/05        Sales Office
San Antonio, TX.........8930 Four Winds Dr. Ste. 141        2,053   6/30/02        Sales Office
Houston, TX.............11243 Fuqua                         9,600   3/31/01        Sales Office
Louisville, KY..........2300 Envoy Circle #2301             6,514   3/31/02        Sales Office
Indianapolis, IN........2601 Fortune Circle E #100          3,943  11/30/02        Sales Office
Kettering, OH...........3085 Woodman Dr. Ste. 120           3,312   1/31/06        Sales Office
Jackson, MI.............2 Universal Way                    10,500  11/30/02        Sales Office
Oklahoma City, OK.......4901 W. Reno Ste. 800               2,931   6/30/02        Sales Office
Nashville, TN...........2525 Perimeter Dr. Ste. 105         3,637   5/31/01        Sales Office
El Dorado Hills, CA.....5160 Robert J. Matthews Bl  #4      2,800   7/31/02        Sales Office
San Diego, CA...........7220 Trade St. #200                 8,454   1/31/04        Sales Office
Valley View, OH.........9655 Sweet Valley Dr.               3,143   9/30/05        Sales Office
Brunswick, GA...........229 Merchants Way                   1,440   5/31/05        Sales Office
Gainsville, FL..........7208 W. University Ave.             2,900   8/31/01        Sales Office
Fort Worth, TX..........3800 Sandshell, Ste 180             5,843   2/28/05        Sales Office
Macon, GA...............4885 Riverside Dr. Ste 106          3,051  11/30/04        Sales Office
Palm Desert, CA.........73625 HWY 111, Ste, H1C             3,180   9/30/01        Sales Office
Bloomfield, CT..........1295 Blue Hills Ave.                2,750   8/31/03        Sales Office
Temecula, CA............41743 Enterprise Cir. N.
                                  #101, 102, 103            5,730   8/31/01        Sales Office

     We lease 37 and own 1 other sales offices in more remote sales areas and periodically lease facilities for storage of directories.

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

     As of March, 2001, Holdings had outstanding an aggregate of 1,270,456 Class A Common Units and 10,000 Class B Common Units.

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

     In 1999, TransWestern and TWP Capital Corp. II, a wholly-owned subsidiary of TransWestern, exchanged $140,000,000 of their Series D notes, which were registered under the Securities Act of 1933, for their outstanding Series B 9 5/8% Senior Subordinated Notes, which were previously registered under the Securities Act of 1933 and their outstanding Series C 9 5/8% Senior Subordinated Notes, which had been privately placed in 1998.


ITEM 6.    SELECTED FINANCIAL DATA

     The following table sets forth for the periods indicated selected historical consolidated financial data for Holdings. The following selected historical consolidated financial data is qualified by the more detailed consolidated financial statements of Holdings and the notes thereto included elsewhere in this annual report and should be read in conjunction with such consolidated financial statements and notes and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

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

     The consolidated statement of operations data for the years ended December 31, 2000 and 1999, and April 30, 1998 and balance sheet data as of December 31, 2000 and 1999 have been derived from our audited consolidated financial statements included elsewhere in this annual report.

     The statement of operations data for the years ended April 30, 1997 and 1996 and the balance sheet data as of April 30, 1998, 1997, and 1996 have been derived from our audited consolidated financial statements, which do not appear in this annual report.

                                                          YEARS ENDED
                                  -----------------------------------------------------------------------
                                  DECEMBER 31, DECEMBER 31, DECEMBER 31, APRIL 30,   APRIL 30,   APRIL 30,
                                     2000          1999        1998        1998        1997        1996
                                   --------      --------   ---------    --------    --------    --------
                                                           (Unaudited)
STATEMENT OF OPERATIONS DATA:
Net revenue.....................   $177,346      $146,399   $108,889     $100,143    $ 91,414    $ 77,731
Cost of revenues................     33,302        26,345     20,930       20,233      19,500      18,202
  Gross profit..................    144,044       120,054     87,959       79,910      71,914      59,529
Operating expenses:
  Selling and marketing.........     72,927        59,370     44,968       40,290      36,640      29,919
  General and administrative....     14,784        14,541     10,862        9,508      10,422       9,585
  Depreciation and
     amortization...............     27,855        19,934      7,244        7,086       6,399       4,691
  Contribution to Equity
     Compensation Plan..........         --            --         --        5,543          --         796
                                   --------      --------   --------     --------    --------    --------
Total operating expenses........    115,566        93,845     63,074       62,427      53,461      44,991
                                   --------      --------   --------     --------    --------    --------
Income from operations..........     28,478        26,209     24,885       17,483      18,453      14,538
Other income, net...............        164           413        347           82          48         375
Interest expense................    (31,097)      (27,440)   (21,948)     (15,246)     (7,816)     (6,630)
                                   --------      --------   --------     --------    --------    --------
Income before extraordinary
     items and taxes............     (2,455)         (818)     3,284        2,319      10,685       8,283
Extraordinary items(a)..........         --            --         --       (4,791)         --      (1,368)
                                   --------      --------   --------     --------    --------    --------
Net income (loss)...............   $ (2,455)     $   (818)  $  3,284     $ (2,472)   $ 10,685    $  6,915
                                   ========      ========   ========     ========    ========    ========

OTHER DATA:
Capital expenditures............   $  2,056      $  1,521   $  1,151     $    996    $  1,034    $    484
Cash flows provided by (used for):
  Operating activities..........     17,197        10,356     11,247       15,681      15,302      13,091
  Investing activities..........    (32,827)      (58,181)   (31,081)      (9,200)     (3,592)     (5,713)
  Financing activities..........     16,424        34,925    (14,094)      (6,223)    (11,776)     (6,992)
EBITDA(b).......................     57,000        46,680     32,477       30,194      24,900      20,400
EBITDA margin(c)................      32.1%          31.9%      29.8%        30.2%       27.2%       26.2%
Gross profit margin.............      81.2%          82.0%      80.8%        79.8%       78.7%       76.6%
Bookings(d).....................   $167,141      $133,581    104,269     $ 99,492    $ 86,859    $ 75,709
Advance payments as a % of net
  revenue(e)....................      44.4%          45.3%      46.3%        46.0%       45.1%       41.0%
Number of accounts(f)...........    161,524       135,097    106,582       97,479      93,157      84,117
Average net revenues per
  account(g)....................   $  1,098      $  1,084   $  1,022     $  1,027    $    981    $    924
Number of directories
  published.....................        231           191        147          139         128         118
Ratio of earnings to fixed
  charges(h):...................        0.9x          1.0x       1.1x        1.2x        2.3x         2.2x
BALANCE SHEET DATA
  (AT END OF YEAR):
Working capital.................   $ 23,733      $  8,421   $ 15,003     $  5,438    $     24    $  2,088
Total assets....................    167,029       147,346     91,767       61,997      48,231      47,423
Total debt......................    316,572       294,344    248,750      214,038      78,435      84,410
Partnership deficit(i)..........   (187,900)     (185,426)  (184,797)    (179,027)    (50,722)    (55,606)

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

 (b) "EBITDA" is defined as income before extraordinary item plus interest expense, discretionary contributions to the Company's Equity Compensation Plan, which represent special distributions to the Company's Equity Compensation Plan in connection with refinancing transactions, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company's notes and in the Company's senior credit facility. Contributions to the Equity Compensation Plan were $796 for the year ended April 30, 1996 and $5,543 for the year ended April 30, 1998. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

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

 (i) Partnership deficit is the value of equity contributions to Holdings by its partners plus net income of Holdings less distributions for income taxes and distributions related to recapitalization transactions completed during the years ended April 30, 1996 and 1998. Member distributions for income taxes during the years ended April 30, 1996, 1997 and 1998 totaled $3,400, $5,801 and $2,100, respectively. Member distributions related to recapitalization transactions completed in the years ended April 30, 1996 and 1998 totaled $36,400 and $174,381, respectively. Also, in connection with the November 1995 refinancing of Holdings' predecessor, $36 million was distributed to the limited and general partners of Holdings' predecessor. Furthermore, in connection with the October 1997 refinancing of Holdings' predecessor, $174.4 million was distributed to the limited and general partners of Holdings' predecessor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     TransWestern Publishing Company, L.P. (the "Partnership" or "Holdings") was formed in 1993 to acquire the TransWestern Publishing Division of US West Marketing Resources Group, Inc., a subsidiary of US West Inc. In October 1997, Holdings completed a $312.7 million recapitalization (the "Recapitalization"). In November 1997, the Partnership formed and contributed substantially all of its assets to TransWestern and TransWestern assumed or guaranteed all of the liabilities of the Partnership and the Partnership changed its name to TransWestern Holdings L.P. As a result of this transaction, the Partnership's only assets are all of the membership interests of TransWestern. All of the operations that were previously being conducted by the Partnership are being conducted by TransWestern.

     On May 1, 1998, the Board of Directors of TransWestern Communications Company, Inc. ("TCC"), the general partner of the Partnership, authorized the change of our fiscal year from a fiscal year ending April 30 to a fiscal year ending December 31. Starting with the quarter ending September 30, 1998, we began reporting on a calendar year end basis.

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

     Notwithstanding significant monthly fluctuation in net revenues and EBITDA recognized based on actual distribution dates of individual directories, quarterly recognition of net revenues and EBITDA fluctuate more throughout the year and typically increase at a higher rate than bookings, advance payments and total cash receipts when the Company is growing. This is primarily the result of the fact that revenues and the associated EBITDA related to a directory are only recognized when a directory is distributed. Our bookings and cash collection activities generally occur at a steady pace throughout the year and reflect the growth of our portfolio of directories and business more rapidly as we add additional account executives from acquired companies as a result of recognizing bookings and cash activities as they occur. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts fluctuate less than net revenues and EBITDA.

                                  TWELVE MONTHS ENDING DECEMBER 31,
                                           (in millions)
                      ------------------------------------------------------
                                 2000                    1999
                      --------------------------  --------------------------
                        Q4     Q3     Q2     Q1     Q4     Q3     Q2     Q1
                      -----  -----  -----  -----  -----  -----  -----  -----
Net revenues........   $60.7 $43.1  $38.6  $34.9  $42.6  $38.2  $34.1  $31.5
EBITDA..............    23.7  12.8   12.0    8.5   15.5   12.0   11.0    8.2
Bookings............    44.3  44.1   43.7   34.9   35.1   37.8   32.1   28.6
Advance payments....    20.2  21.4   19.7   17.0   18.7   17.6   15.7   14.4
Total cash receipts.    41.7  39.8   38.7   34.3   34.6   32.6   28.3   25.4

     For definitions of "EBITDA," "Bookings," and "advance payments" see the notes to Item 6 "Selected Financial Data."

     Revenue Growth. A key factor in our Company's revenue growth has been the increase in the number of directories published. Compared to the year ended April 30, 1996, the number of directories published has increased by 113, from 118 to 231 as of December 31, 2000, and we increased our total number of accounts from nearly 85,000 to more than 161,000 over the same period. The growth in directories was primarily due to acquiring directories that expanded our presence in California, Florida, Ohio, Oklahoma, Texas, Georgia, Alabama, and Michigan. Excluding acquired directories, our net revenues grew 7.1% for the years ended April 30, 1998 and 7.6% and 7.0% in the years ended December 31, 1999 and 2000 respectively. Our average revenue per account increased from $1,031 for the year ended April 30, 1998 to $1,098 for the year ended December 31, 2000. Our revenue renewal grew from 85.2% for the year ended April 30, 1998 to 87.3% for the year ended December 31, 2000 and account renewal rate grew from 73.0% for the year ended April 30, 1998 to 75.6% for the year ended December 31, 2000.

     Net revenues from the sale of Internet directory services amounted to less than 2% of net revenues for the year ended December 31, 2000. We anticipate that Internet revenues will be less than 1% of net revenues in 2001.

     Bookings. The length of the measurement periods for revenues and bookings are the same; however, the measurement period for bookings for each month is a four week period ending between the 10th and the last day of the month. Consequently, the measurement period for bookings lags the measurement period for revenue and other items by as much as 21 days. Growth in bookings year over year, which is closely correlated with the number of account executives, was 25.1%, 34.2% and 14.5% for the years ended December 31, 2000, December 31, 1999 and April 30, 1998 respectively. To facilitate future growth, we increased the size of our sales force by approximately 20.7% from an average of 610 in the year ended December 31, 1999, to an average of 736 during the year ended December 31, 2000. The average number of account executives employed was 438 in the year ended April 30, 1998.

     Cost of Revenues. Our costs of revenue are: production, paper, printing distribution and licensing. Cost of revenues represented 18.8% of net revenues for the year ended December 31, 2000 compared to 18.0% for the year ended December 31, 1999 and 20.2% for the year ended April 30, 1998. At the individual directory level, production, printing, distribution and licensing costs are largely fixed for an established circulation, resulting in high marginal profit contribution from incremental advertising sales into an existing directory. Since 1995, our constant focus on process improvement and increased productivity has enabled us to minimize additional production and administrative costs while increasing the number of directories.

     Our principal raw material is paper. We used approximately 23.6 million and
31.4 million pounds of directory grade paper for the years ended December 31, 1999 and 2000, respectively, resulting in a total cost of paper during such periods of approximately $6.6 million and $9.9 million, respectively. We used approximately 18.2 million pounds of paper for the year ended April 30, 1998, resulting in a total cost of paper for such period of approximately $5.7 million.

     White pages listings are licensed from telephone utilities for a set fee per name and the number of listings correspond directly to planned circulation and does not fluctuate. Total licensing fees incurred by us were $0.2 million and $0.9 million for the years ended December 31, 2000 and 1999, and $1.1 million for the year ended April 30, 1998. Distribution is provided by several third-party vendors at a fixed delivery cost per directory as established by individual market.

     Selling and Marketing Expenses. Direct sales expense correlates closely with the size of our sales force. As we continue to increase the number of directories and to expand our total customer base, the number of account executives required to complete the annual selling cycle grows accordingly. Our ability to complete selling each directory within a prescribed time frame depends on account executive staffing levels and productivity. Historically, we have experienced a high turnover rate among our account executives, particularly among new hires, and therefore continue to invest in recruiting and training account executives to build the size of our sales force and to continue to grow revenue. The number of account executives has grown from an average of 610 in the year ended December 31, 1999, to an average of 736 during the year ended December 31, 2000.

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

     - shortening customer payment terms from twelve months to eight months or less; and

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

     Actual write-offs are taken against the reserve when management determines that an account is uncollectible, which typically will be determined after completion of the next annual selling cycle. Therefore, actual account write-offs may not occur until 12 to 15 months after a directory has been published. The estimated provision for bad debt equaled 9.3%, 8.7% and 9.8% of net revenues for the years ended December 31, 1998, 1999 and 2000, respectively. For the years ended December 31, 1998 and 1999 management estimates that approximately $10.6 and $14.4 million will be written off, or 10.6% and 9.8% of the period's net revenue. Management regularly reviews actual write-offs of accounts receivable as compared to the reserve estimates made at the time individual directories are published.

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percentage of revenue for the periods indicated:


                                              TWELVE MONTHS ENDED
                                         DECEMBER 31,       APRIL 30,
                                        --------------    -----------
                                        2000        1999         1998
                                       -----       -----        -----
Net revenues.......................... 100.0%      100.0%      100.0%
Cost of revenues......................  18.8        18.0        20.2
                                       -----       -----       -----
Gross profit..........................  81.2        82.0        79.8

Sales and marketing...................  41.1        40.6        40.2
General and administrative............   8.3         9.9         9.5
Depreciation and amortization.........  15.7        13.6         7.1
Contribution to Equity
  Compensation Plan                       --          --         5.5
                                        -----      -----       -----
Income from operations................  16.1%       17.9%       17.5%
                                        =====      =====       =====
EBITDA................................  32.1%       31.9%       30.2%
                                       =====       =====       =====

     For the definition of "EBITDA," see the notes to Item 6, "Selected Financial Data."

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Net revenues increased $30.9 million, or 21.1%, from $146.4 million in the year ended December 31, 1999 to $177.3 million in the same period in 2000. We published 231 directories in the year ended December 31, 2000 compared to 191 in the same period in 1999. The net revenue growth was due to year to year growth in the same 180 directories published during both periods of $9.8 million, $21.7 million from 41 new directories and $5.5 million from ten directories for which the publication date moved into the period; offset by $6.1 million of net revenues associated with eleven directories published in the year ended December 31, 1999 but not in the same period in 2000.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 180 directories published in both periods was 7.0%.

     Cost of revenues increased $7.0 million, or 26.6%, from $26.3 million in the year ended December 31, 1999 to $33.3 million in the same period in 2000. The increase was the result of $5.3 million of costs associated with 41 new directories published in the year ended December 31, 2000 and $1.3 million in costs associated with ten books published in the year ended December 31, 2000, but not in the same period in 1999; offset by $0.8 million of costs associated with eleven directories published during the year ended December 31, 1999, but not in the same period in 2000. Direct costs of publishing the same 180 books in the year ended December 31, 2000 as compared to 1999 increased $0.3 million. Indirect production costs increased $0.9 million for the 2000 period.

     As a result of the above factors, gross profit increased $23.9 million, or 20.0%, from $120.1 million in the year ended December 31, 1999 to $144.0 million in the same period in 2000. Gross margin decreased from 82.0% in the year ended December 31, 1999 to 81.2% in the same period in 2000 as a result of increased direct and indirect production costs associated with publishing the same 180 directories in 2000 compared to 1999.

     Selling and marketing expenses increased $13.5 million, or 22.8%, from $59.4 million in the year ended December 31, 1999 to $72.9 million in the same period in 2000. The increase in direct sales costs was attributable to $5.7 million of costs associated with 41 new directories, $1.4 million of additional sales costs for the same 180 directories published during both periods, $1.3 million of costs associated with ten directories that published in the year ended December 31, 2000 but not in the same period in 1999 offset by $1.3 million of costs associated with eleven books that published in the year ended December 31, 1999 but not in the same period in 2000. Indirect sales management costs increased $2.4 million. $1.9 million of these costs are associated with acquired sales offices and $0.5 million is related to increased support costs over the prior year. Our provision for bad debt for write-offs increased $4.0 million, or 9.0% as a percentage of net revenue, from $11.9 million in 1999 to $15.9 million in 2000. The increase in bad debts was attributable to $1.8 million of costs associated with 41 new directories, $2.0 million of additional bad debt for the same 180 directories published during both periods, primarily the result of increased revenues, $0.7 million of costs associated with ten directories that published in the year ended December 31, 2000 but not in the same period in 1999 offset by $0.5 million of costs associated with eleven books that published in the year ended December 31, 1999 but not in the same period in 2000. Selling and marketing expense as a percentage of net revenues increased from 40.6% in the year ended December 31, 1999 to 41.1% in the same period in 2000 primarily as a result of increased direct sales and support costs associated with publishing the same 180 directories in 2000 compared to 1999.

     General and administrative expense excluding depreciation and amortization increased $0.2 million, or 1.7%, from $14.6 million for the year ended December 31, 1999 to $14.8 million for the same period in 2000 primarily as a result of higher compensation and professional service costs in 2000 compared to 1999. Depreciation and amortization increased $8.0 million, or 39.7%, from $19.9 million in the year ended December 31, 1999 to $27.9 million for the same period in 2000 due to the amortization of acquired intangibles attributed to recently acquired directories.

     As a result of the above factors, income from operations increased $2.3 million, or 8.7%, from $26.2 million in the year ended December 31, 1999 to $28.5 million in the same period in 2000. Income from operations as a percentage of net revenues decreased from 17.9% in the year ended December 31, 1999 to 16.1% in the same period in 2000.

     Interest expense increased $3.7 million, or 13.3%, from $27.4 million in the year ended December 31, 1999 to $31.1 million in the same period in 2000.

     Income (loss) before extraordinary item decreased $1.6 million, or 200.1%, from a loss of ($0.8) million in the year ended December 31, 1999 to a loss of ($2.4) million in the same period in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $2.1 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively and $1.0 million for the year ended April 30, 1998. Capital spending is used largely for computer hardware and software upgrades for the maintenance of production and operating systems. As of December 31, 2000, we did not have any material commitments for capital expenditures.

     Working capital increased $15.3 million from $8.4 million at December 31, 1999 to $23.7 million at December 31, 2000. Net accounts receivable, which represents the largest component of working capital, increased to $49.0 million as of December 31, 2000 compared to $36.2 million as of December 31, 1999 due to an increase in net revenues. Cash increased to $2.0 million as of December 31, 2000 from $1.2 million as of December 31, 1999. Current liabilities increased to $40.4 million as of December 31, 2000 from $40.2 million as of December 31, 1999, primarily as a result of increased customer deposits from our increased portfolio size as a result of acquisitions. Advance payments as a percentage of net revenues decreased from 45.3% for the year ended December 31, 1999 to 44.4% in the same period in 2000 due to lower advanced payments on a same book basis of 0.8% and on lower advance payments on acquired books.

     Net cash provided by operating activities was $17.2 and $10.4 million in the years ended December 31, 2000 and 1999, respectively and $15.7 million in the year ended April 30, 1998. The decrease from the year ending April 30, 1998 to the year ending December 31, 1999 of $5.3 million was due to: a higher level of trade receivables attributed to higher net revenue, higher write-offs of doubtful accounts due to an increase in the rate of account write-offs, and a lower level of accrued payables, interest and other accrued liabilities in December 1999 compared to April 1998. These items more than offset an increase in net income over the same period. The increase of $6.6 million for the year ending December 31, 2000 as compared to 1999 is primarily the result of increased EBITDA of $10.3 million from directories publishing in 2000. This increase was partially offset by increased deferred directory costs and the payment of accrued acquisition costs during the year.

     Net cash used for investing activities was approximately ($32.8) million and ($58.2) million in the years ended December 31, 2000 and 1999, respectively and ($9.2) million in the year ended April 30, 1998. The increase in the year ended December 31, 1999 as compared to the years ended December 31, 2000, and April 30, 1998 was due to higher directory acquisition payments during 1999.

     Net cash provided by/(used for) financing activities was approximately $16.4 million and $34.9 million in the years ended December 31, 2000 and 1999, respectively and ($6.2) million in the year ended April 30, 1998. The cash used for financing activities in the year ended April 30, 1998 was due to the net use of cash relating to the recapitalization of the Company in October of 1997. The increase in funds provided by financing activities in the year ended December 31, 1999 is due to the net increase in the revolving credit facility of $40.1 million for the purposes of acquiring new directories. Funds were drawn in late 1998 in the anticipation of the United Directory Services, Inc. acquisition in January 1999. The $16.4 million of funds borrowed in the year ended December 31, 2000 was used to finance acquisitions during the year. As compared to 1999, funds provided by financing decreased $18.5 million, primarily as a result of lower acquisition activity.

     In connection with the Recapitalization of our Company in October 1997, we incurred significant debt. As of December 31, 2000 we had total outstanding long term indebtedness of $267.9 million, which represented an increase of $16.9 million, or 6.7%, from total outstanding long term indebtedness as of December 31, 1999. The outstanding long term indebtedness as of December 31, 2000 included: $140 million of TransWestern's Series D 9 5/8% Senior Subordinated Notes due 2007 (excluding unamortized premium), $62.7 million of outstanding borrowings under the Term A loan, $39.7 million of outstanding borrowings under the Term B loan, $22.5 million of outstanding borrowings under the revolving loan facility, and $1.6 million in acquisition related debt, all of which rank senior to the Series D notes and $42 million of Holdings' 11 7/8% Discount Notes due 2008. As of December 31, 2000 we had $47.5 million of additional borrowing availability under the Senior Credit Facility, none of which was outstanding.

     Our principal sources of funds are cash flows from operating activities and $47.5 million of available funds under our revolving credit facility. Based upon the successful implementation of our business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

     In connection with our strategy of growing revenues from existing directories, we have increased our sales force from 345 employees at April 30, 1996 to 862 employees at December 31, 2000. We seek to continue to increase the absolute size of our sales force, however, exclusive of the effect of the increase in the sales force due to acquisitions, we currently do not believe that our sales force will increase at a rate equal to the percentage increase from 1996 to 2000. We do not believe that increases in the number of sales personnel will materially impact our liquidity.

     The senior credit facility and the indentures governing TransWestern's notes significantly restrict the distribution of funds by the Company and the other indirect subsidiaries of the Partnership. We cannot assure you that the agreements governing the indebtedness of Partnership's subsidiaries will permit such subsidiaries to distribute funds to the Partnership in amounts sufficient to pay the accreted value or principal or interest on Partnership's Discount Notes when the same becomes due, whether at maturity, upon acceleration or redemption or otherwise. The Partnership's Discount Notes will be effectively subordinated in right of payment to all existing and future claims of creditors of subsidiaries of Holdings, including the lenders under the senior credit facility, the holders of TransWestern's notes and trade creditors.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Annual Report on Form 10K, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our Company are intended to identify forward- looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives; (iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets;
(ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; and (xi) the sensitivity of our business to general economic conditions.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of December 31, 2000, there was approximately $64.4 million outstanding under the Term A loan (at an interest rate of 8.7% at such time), $40.0 million outstanding under the Term B loan (at an interest rate of 10.3% at such time), $21.4 million outstanding under the revolving loan (at the LIBOR rate of 8.4% at such time), and $1.1 million outstanding under the revolving loan (at the Prime rate of 10.1% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $1.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           TRANSWESTERN HOLDINGS L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........    23
Consolidated Balance Sheets as of December 31, 2000
  and 1999..................................................    24
Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999, and April 30, 1998, and eight
  months ended December 31, 1998............................    25
Consolidated Statements of Changes in Member Deficit for
  the years ended December 31, 2000 and 1999, and
  April 30, 1998 and eight months ended December 31, 1998...    26
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999, and April 30, 1998, and eight
  months ended December 31, 1998............................    27
Notes to Consolidated Financial Statements..................    28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Member
TransWestern Holdings L.P.

     We have audited the accompanying consolidated balance sheets of TransWestern Holdings L.P. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in member deficit, and cash flows for each of the two years in the period ended December 31, 2000, the eight months ended December 31, 1998 and for the year ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransWestern Holdings L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, the eight months ended December 31, 1998 and for the year ended April 30, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP
San Diego, California
February 2, 2001

                           TRANSWESTERN HOLDINGS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            DECEMBER 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
ASSETS

Current assets:
  Cash and cash equivalents......................     $   1,961        $   1,167
  Trade receivable, (less allowance for
     doubtful accounts of $10,419 and $10,394 at
     December 31, 2000 and 1999, respectively)...        48,988           36,188
  Deferred directory costs.......................        11,848           10,037
  Other current assets...........................         1,334            1,198
                                                      ---------        ---------
          Total current assets...................        64,131           48,590

Property, equipment and leasehold
  improvements, net..............................         4,238            3,423
Acquired intangibles, net........................        90,033           85,879
Other assets, primarily debt issuance costs, net.         8,627            9,454
                                                      ---------        ---------
          Total non-current assets...............       102,898           98,756
                                                      ---------        ---------
          Total assets...........................     $ 167,029        $ 147,346
                                                      =========        =========

LIABILITIES AND MEMBER DEFICIT

Current liabilities:
  Accounts payable...............................     $   9,908        $   8,323
  Salaries and benefits payable..................         5,378            5,735
  Accrued acquisition costs......................         2,095            4,915
  Accrued interest...............................         2,715            2,131
  Other accrued liabilities......................           812            1,011
  Customer deposits..............................        17,449           16,313
  Current portion, long-term debt................         2,041            1,741
                                                      ---------        ---------
          Total current liabilities..............        40,398           40,169

Long-term debt:
  Series B and C 9 5/8% Senior Subordinated Notes       141,381          141,583
  Series B 11 7/8% Senior Discount Notes, net....        46,677           41,588
  Senior credit facility Term A loan.............        62,678           64,422
  Senior credit facility Term B loan.............        39,700               --
  Revolving loan ................................        22,500           40,100
  Acquisition debt...............................         1,595            4,910
                                                      ---------        ---------
          Total non-current liabilities..........       314,531          292,603
                                                      ---------        ---------
          Total liabilities......................       354,929          332,772
                                                      ---------        ---------
  Partnership deficit............................      (187,900)        (185,426)
                                                      ---------        ---------
          Total liabilities and partnership deficit   $ 167,029        $ 147,346
                                                      =========        =========


                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT MEMBER UNIT DATA)

                                                                     EIGHT MONTHS
                                           YEARS ENDED                  ENDED
                                ----------------------------------- --------------
                               DECEMBER 31, DECEMBER 31,  APRIL 30,   DECEMBER 31,
                                ---------    ---------    ---------   ------------
                                   2000         1999         1998         1998
                                ---------    ---------    ---------    ---------
Net revenues.................   $ 177,346    $ 146,399    $ 100,143    $  61,071
Cost of revenues.............      33,302       26,345       20,233       12,694
                                ---------    ---------    ---------    ---------
Gross profit.................     144,044      120,054       79,910       48,377

Operating expenses:
  Sales and marketing........      72,927       59,370       40,290       27,530
  General and
     administrative..........      14,784       14,541        9,508        7,650
  Depreciation and
     amortization............      27,855       19,934        7,086        4,526
  Contribution to Equity
     Compensation Plan.......          --           --        5,543           --
                                ---------    ---------    ---------    ---------
          Total operating
             expenses........     115,566       93,845       62,427       39,706
                                ---------    ---------    ---------    ---------
Income from operations.......      28,478       26,209       17,483        8,671
Other income, net............         164          413           82          242
Interest expense.............     (31,097)     (27,440)     (15,246)     (14,511)
                                ---------    ---------    ---------    ---------
                                  (30,933)     (27,027)     (15,164)     (14,269)
                                ---------    ---------    ---------    ---------
Income before
  extraordinary item.........      (2,455)        (818)       2,319       (5,598)

Extraordinary loss...........          --           --       (4,791)          --
                                ---------    ---------    ---------     --------
Net loss.....................   $  (2,455)   $    (818)   $  (2,472)    $ (5,598)
                                =========    =========    =========     ========


Net loss allocated to
  General Partner units         $     (42)   $     (14)   $     (42)    $    (95)
                                =========    =========    =========     ========

Net loss allocated to
  Limited Partner units         $  (2,413)   $    (804)   $  (2,430)    $ (5,503)
                                =========    =========    =========     ========

Net loss per General
  Partner unit                  $    (4.3)   $    (1.4)   $    (4.3)    $   (9.7)
                                =========    =========    =========     ========

Net loss per
  Limited Partner unit          $    (1.3)   $    (0.4)   $    (1.3)    $   (2.9)
                                =========    =========    =========     ========


                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS DEFICIT
               YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999,
                     DECEMBER 31, 1998, AND APRIL 30, 1998
                                 (IN THOUSANDS)

                                    GENERAL        LIMITED
                                    PARTNER        PARTNERS          TOTAL
                                   ---------       ---------       ---------
Balance at April 30, 1997 ...           (516)        (50,206)        (50,722)
  Net (loss) ................            (42)         (2,430)         (2,472)
  Contributions from partners          1,458          84,298          85,756
  Equity transaction costs ..            (66)         (3,792)         (3,858)
  Distributions to partners .         (3,877)       (203,854)       (207,731)
                                   ---------       ---------       ---------
Balance at April 30, 1998 ...         (3,043)       (175,984)       (179,027)
  Net (loss) ................            (95)         (5,503)         (5,598)
  Repurchase of Partner's Units           (9)           (441)           (450)
  Contributions from Partners              6             272             278
                                   ---------       ---------       ---------
Balance at December 31, 1998          (3,141)       (181,656)       (184,797)
  Net (loss) ................            (14)           (804)           (818)
  Contributions from Partners              5             184             189
                                   ---------       ---------       ---------
Balance at December 31, 1999          (3,150)       (182,276)       (185,426)
  Net (loss) ................            (42)         (2,413)         (2,455)
  Repurchase of Partner's Units          (10)           (592)           (602)
  Contributions from Partners             10             573             583
                                   ---------       ---------       ---------
Balance at December 31, 2000          (3,192)       (184,708)       (187,900)
                                   =========       =========       =========


                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            EIGHT MONTHS
                                                                     YEARS ENDED                ENDED
                                                          --------------------------------- ------------
                                                        DECEMBER 31, DECEMBER 31, APRIL 30,  DECEMBER 31,
                                                         ---------    ---------   --------- -------------
                                                            2000         1999        1998        1998
                                                         ---------    ---------   ---------   ---------
OPERATING ACTIVITIES
Net income (loss)...................................     $  (2,455)    $   (818)  $  (2,472)  $  (5,598)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Extraordinary item-non cash.......................            --           --       4,791          --
  Depreciation and amortization.....................        27,653       19,934       7,086       4,526
  Amortization of deferred debt issuance costs......         1,476        1,439       1,000         945
  Amortization of Senior Note discount..............         5,089        4,326       1,803       2,757
  Provision for doubtful accounts...................        17,340       12,749       9,094       5,895
  Impairment of investment..........................           250           --          --          --
  Loss on disposal of fixed assets..................             3           --          --          --
  Changes in operating assets & liabilities, net of
    effects of purchased directories:
    Trade receivables...............................       (13,656)     (14,204)     (4,754)      5,249
    Write-off of doubtful accounts..................       (17,914)     (13,067)     (7,672)     (6,276)
    Recoveries of doubtful accounts.................         1,430          858         485         432
    Deferred directory costs........................        (1,811)         411         186      (1,546)
    Other current assets............................          (136)        (992)       (433)        145
    Accounts payable................................         1,585        4,069         471        (411)
    Accrued liabilities.............................        (3,377)      (3,011)      1,358      (2,676)
    Accrued interest................................           584          661       4,772      (3,370)
    Customer deposits...............................         1,136       (1,999)        (34)      4,402
                                                         ---------    ---------   ---------   ---------
Net cash provided by operating activities...........        17,197       10,356      15,681       4,474
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
  improvements......................................        (2,056)      (1,521)       (996)       (824)
Payment for purchase of directories.................       (30,771)     (56,660)     (8,204)    (21,332)
                                                         ---------    ---------   ---------   ---------
Net cash used for investing activities..............       (32,827)     (58,181)     (9,200)    (22,156)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
  Senior Term Loan ................................         40,000           --      85,000          --
  Revolving Credit Facility........................         63,600       71,700      37,039      40,300
  Increase in other assets, primarily debt issuance
    costs, net......................................          (898)      (1,656)    (14,190)         --
  9 5/8% Senior Subordinated Notes..................            --           --     100,000      41,800
  Senior Subordinated Facility......................            --           --      75,000          --
  Series B 11 7/8% Senior Discount Notes............            --           --      32,500          --
Repayments of long-term debt:
  Revolving Credit Facility.........................       (81,200)     (31,600)    (47,108)    (40,300)
  Senior Subordinated Facility......................            --           --     (75,000)         --
  External Debt.....................................        (3,315)      (1,965)         --          --
  Senior Term Loan..................................        (1,744)      (1,743)    (73,631)    (11,563)
Equity transaction costs............................            --           --      (3,858)         --
Contributions from partners.........................           (19)         189      85,756          --
Distributions to partners...........................            --           --    (207,731)         --
                                                         ---------    ---------   ---------   ---------
Net cash provided by (used for) financing
  activities........................................        16,424       34,925      (6,223)     30,237
                                                         ---------    ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents           794      (12,900)        258      12,555
Cash and cash equivalents at beginning of period....         1,167       14,067       1,254       1,512
                                                         ---------    ---------   ---------   ---------
Cash and cash equivalents at end of period..........     $   1,961    $   1,167   $   1,512   $  14,067
                                                         =========    =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................     $  24,150    $  21,020   $   7,724   $  14,271
                                                         =========    =========   =========   =========

                             See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business Activities and Basis of Presentation

     TransWestern Publishing Company, L.P. (the "Partnership" or "Holdings") was formed in 1993 to acquire the business of TransWestern Publishing from US West Marketing Resources Group, Inc. TransWestern Publishing was a division of US West prior to May 1993.

     In October 1997, the Partnership completed certain recapitalization transactions involving $312,709 (the "Recapitalization"). In the Recapitalization, New Investors (as defined) including Thomas H. Lee Equity Fund III, L.P. and its affiliates along with other investors, existing limited partners of the Partnership and the Partnership's senior managers invested new and continuing capital of $130,009 in the Partnership and TransWestern Communications Company, Inc. (the general partner of the Partnership). The proceeds of the equity investment together with approximately $182,700 of senior and senior subordinated debt financing were used (i) for $224,500 of consideration paid to redeem a portion of the limited partnership interests from existing limited partners, (ii) to repay $75,600 outstanding under credit facilities in existence since 1995, (iii) to pay $10,600 of costs and fees and expenses associated with the Recapitalization and (iv) for $2,000 for general corporate purposes, including working capital.

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

     In November 1997, TransWestern Publishing Company, L.P. changed its name to TransWestern Holdings L.P. and formed and contributed substantially all of its assets to TransWestern Publishing Company LLC ("TransWestern" or the "Company"). TransWestern assumed or guaranteed all of the liabilities of the Partnership. As a result, Holdings' only assets consist of TransWestern's Member Units (as defined) and all of Capital's (as defined) capital stock. All of the operations that were previously conducted by the Partnership are now being conducted by TransWestern. Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and the Company has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations.

     The membership interests of TransWestern consists of a single class of authorized common units (the "Member Units"). Holdings is the sole initial member of TransWestern and accordingly, holds all 1,000 of the issued and outstanding Member Units.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

     TCC, the general partner of Holdings, held approximately 1.0% of Holdings outstanding partnership units in the period from formation (1993) through September 1997. Upon the closing of the Recapitalization, TCC held approximately 1.7% of Holdings outstanding partnership units.

     TransWestern publishes and distributes local yellow page directories in seventeen states and operates in one reportable segment.

Principles of Consolidation

     The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, TransWestern and Capital. All significant intercompany transactions have been eliminated.

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

Revenue Recognition, Deferred Directory Costs and Customer Deposits

     Revenues from the sale of advertising placed in each directory are recognized upon the distribution of directories in their individual market areas. Advance payments received for directory advertising are shown as customer deposits in the accompanying balance sheets. Expenditures directly related to sales, production, printing and distribution of directories are capitalized as deferred directory costs and matched against related revenues upon directory distribution. The Company published and recognized revenue for 139, 191 and 231 directories during the years ended April 30, 1998, December 31, 1999 and December 31, 2000 respectively.

     Net revenues from the sale of Internet directory services amounted to less than 2% of net revenues for the year ended December 31, 2000. The related direct incremental costs to provide the Internet services are not material.

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

     A provision for doubtful accounts based on historical experience is recorded at the time revenue is recognized for individual directories. The estimated provision for doubtful accounts as a percentage of net revenues equaled 9.1%, 8.7% and 9.8% in the years ended April 30, 1998, December 31, 1999 and December 31, 2000, respectively. Actual write-offs are taken against the allowance when management determines that an account is uncollectible. In general, management makes this determination when an account has declared bankruptcy, has gone out of business, is significantly past due, or fails to renew for the following year's directory.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)


Fair Value of Financial Instruments

     In accordance with requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used by the Company in estimating the fair value disclosures:

     Cash and Short-Term Receivables

     The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for doubtful accounts which in the opinion of management is adequate to state short-term receivables at their fair value.

     Long-Term Debt

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at December 31, 2000.

     Accounts Payable and Accrued Liabilities

     The carrying amounts approximate fair values because of short maturities of these instruments.

     Long-Lived Assets

     Property, equipment and leasehold improvements are carried at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over the assets' estimated useful lives which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease period.

     Acquired intangibles are carried at cost which represents the excess of the purchase price over the fair value of net tangible assets acquired in connection with acquisitions of regional providers of yellow page directories. Acquired intangibles consist primarily of consumer lists with initial carrying values, which, in the opinion of management, are equal to fair market value on the date of acquisition. Acquired intangibles are being amortized over five years.

     In accordance with Statement of Financial Accounting Standard No. 121, the Company reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of the assets. The carrying value of acquired intangibles is evaluated for impairment through comparison of the undiscounted cash flows derived from publication of acquired directories to the carrying value of the related intangibles.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)


Debt Issuance Costs

     Debt issuance costs are being amortized over the term of the related debt using the weighted-average declining balance method (which approximates the interest method) or the straight line method based on the repayment terms of the related debt. Amortization of debt issuance costs is included in interest expense in the accompanying statements of operations.

Income Taxes

     No provision has been made in the accompanying statements of operations for federal and state income taxes, except for the California minimum franchise tax, as any taxable income of loss of the Partnership is included in the income tax returns of the Partnership's partners.

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

Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

New Accounting Standards

     The Company expects to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the SFAS No. 133 will have any effect on its results of operations or financial position.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

2. DIRECTORY ACQUISITIONS

     For the year ended December 31, 2000 the Company acquired the following directories, which were accounted for by the purchase method of accounting:

     Desert Pages. On January 14, 2000 the Company purchased certain tangible and intangible assets of Desert Pages, Inc. (Desert Pages) for a total of $8,000. The purchase price consists of $7,200 in cash and a promissory note of $800 due eighteen months from the date of purchase, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period. Desert Pages published one directory in Palm Springs, California. As part of the acquisition, we acquired the rights to publish a second directory,(Morongo), that was published for the first time during the year ended December 31, 2000.

     Direct Media Corp. On February 15, 2000 the Company purchased certain tangible and intangible assets of Direct Media Corp. (Direct Media) for a total of $3,400 in cash. Direct Media publishes eight directories serving southeastern Georgia and the northeastern Florida area. As part of the acquisition, we acquired the rights to publish a new directory in Georgia that was published for the first time during the year ended December 31, 2000.

     Coastal Pages. On June 15, 2000 the Company purchased certain tangible and intangible assets of Coastal Pages, LLC. for a total of $3,500. The purchase price consisted of $3,200 in cash and a $300 non-interest bearing promissory note due approximately 7 months from the date of purchase subject to achieving a net revenue target with respect to the December 2000 San Luis Obispo edition. Coastal Pages published three directories in the Central California Coast area.

     E&L Han Publishing. On July 7, 2000, the Company purchased certain tangible and intangible assets of E&L Han Publishing for a total of $300. E&L Han published one directory in Central California.

     New York Times. On July 18, 2000, the Company purchased certain tangible and intangible assets of The New York Times Company for a total of $16,600. The New York Times Company published 9 directories in Florida and Louisiana. As part of the acquisition, we assumed certain liabilities of The New York Times Company totaling approximately $300.

     America West Publishing. On July 18, 2000, the Company purchased certain tangible and intangible assets of America West Publishing for a total of $1,300. We acquired 2 directories published by America West Publishing in the Central California area.

     American Directories. On September 1, 2000, the Company purchased certain tangible and intangible assets of American Directories for a total of $2,500. We acquired 5 directories published by American Directories in the Central California area.

     Brazos Valley Telephone Directory Company. On October 11, 2000, the Company purchased certain tangible and intangible assets of Brazos Valley Telephone Directory Company for a total of $300. We acquired 1 directory published by Brazos Valley in the Ft. Worth area of Texas.

     For the year ended December 31, 1999 the Company acquired the following directories, which were accounted for by the purchase method of accounting:

     United. On January 5, 1999, the Company purchased fourteen directories from United Directory Services, Inc. (United) for approximately $17,000. The purchase price consisted of $12,300 in cash, a promissory note for $2,000, due in eighteen months, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period, and contingent payments paid over a period of three years

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

not to exceed an additional $2,700 based upon the contribution margin of a prototype directory acquired in Austin, Texas. The acquired directories serve the greater Ft. Worth, San Antonio and Austin, Texas areas.

     Lambert. On January 8, 1999, the Company purchased eight directories from Lambert Publishing (Lambert) for approximately $11,000. The purchase price consisted of $9,500 in cash, a promissory note of $1,000, due in eighteen months, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the consummation of the acquisition, (subsequently paid in January 2000), and a $500 contingent payment based upon the performance of the subsequent years directories exceeding a specific revenue forecast, (subsequently paid $100 in January 2000). The acquired directories serve the central Georgia and central eastern Alabama areas.

     Southern. On January 15, 1999, the Company purchased seven directories from Southern Directories Publishing, Inc. (Southern) for approximately $5,200 in cash. The acquired directories serve the central Georgia area.

     Orange Line. On February 15, 1999, the Company purchased four directories from Call It, Inc. (doing business as, "Orange Line") for approximately $1,300 in cash. The acquired directories serve the northern Ohio area.

     YPTexas. On April 1, 1999, the Company purchased certain tangible and intangible assets of Yellow Pages of Texas, Inc. (YPTexas) for a total of approximately $2,200 in cash. YPTexas publishes one directory near Fort Worth, Texas.

     Golden State. On April 2, 1999, the Company purchased certain tangible and intangible assets of Golden State Directory, Corp. (Golden State) for a total of approximately $5,500 in cash. Golden State published six directories in northern California.

     Pioneer. On August 30, 1999 the Company purchased certain tangible and intangible assets from Pioneer Telephone Directories Corp. (Pioneer) for $2,400 in cash. Pioneer published three directories in southeastern Alabama.

     Stafford. On August 24, 1999 the Company purchased certain tangible and intangible assets from Greenville News, Inc. (Stafford) for $2,500 in cash. Stafford published two directories in western central Michigan.

     United Multimedia (American Media). On October 15, 1999 the Company purchased certain tangible and intangible assets of United Multimedia (American Media) for a total of $16,000. The purchase price consisted of $14,400 in cash and a note payable of $1,600, due in 18 months subject to adjustment based on actual account receivable collections. We paid a $500 production fee on January 1, 2000 for completion of certain in-process directories. American Media published six directories in Southern California.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

     Medina. On October 29, 1999 the Company purchased certain tangible and intangible assets of Great Lakes Telephone Directories (Medina) for approximately $1,600 in cash. We also paid $300 for a non-compete agreement from the prior owners in the region. Medina published one directory in Northern Ohio.

     Superior. On November 12, 1999 the Company purchased certain tangible and intangible assets of Superior Telephone Directories (Superior) for approximately $1,100 in cash. Superior publishes one directory in Oklahoma.

    The acquisitions that occurred in the year ended December 31, 2000 have been accounted for under the purchase method and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition as follows for the year ended December 31, 2000:

             Customer List, Acquisition Costs, and Non Compete    $ 30,547
             Deferred directory costs                                  971
             Other current and non-current assets                    3,554

     Assuming that the acquisitions referred to above had occurred on January 1, 1999 unaudited pro forma results of operations would have been as follows:

                                            Year ended           Year ended
                                           December 31,         December 31,
                                               2000                 1999
                                           ------------        -------------
Net Revenue.............................     $182,902             $162,853
Net Loss................................       (4,039)              (4,879)

     These results give effect to pro forma adjustment for the amortization of acquired intangibles and for the additional interest expense on the debt incurred to fund the acquisitions.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

3. FINANCIAL STATEMENT DETAILS

     Property, Equipment and Leasehold Improvements

                                                        December 31,
                                                     2000         1999
                                                   --------     --------
Land and Building................................   $   183      $    --
Computer and office equipment....................     7,310        7,342
Furniture and fixtures...........................     1,881        1,789
Leasehold improvements...........................       458          430
                                                    -------      -------
                                                      9,832        9,561
Less accumulated depreciation and amortization...    (5,594)      (6,138)
                                                    -------      -------
                                                    $ 4,238      $ 3,423
                                                    =======      =======

ACQUIRED INTANGIBLES

                                                         December 31,
                                                     2000          1999
                                                   --------      --------
Customer Base..................................    $158,021      $128,074
Non compete and licensing agreements...........       2,984         2,160
Less accumulated amortization..................     (70,972)      (44,355)
                                                   --------      --------
  Acquired intangibles, net                        $ 90,033      $ 85,879
                                                   ========      ========

OTHER NON-CURRENT ASSETS

                                                        December 31,
                                                     2000          1999
                                                   --------      --------
Debt issuance costs..............................  $ 12,893      $ 11,994
Less accumulated amortization of
  debt issuance costs............................    (4,516)       (3,040)
                                                   --------      --------
  Debt issuance costs, net.......................     8,377         8,954
Other............................................       250           500
                                                   --------      --------
Other assets, net                                  $  8,627      $  9,454
                                                   ========      ========

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)


4. FINANCING ARRANGEMENTS

     Principal balances under the Company's long-term financing arrangements consist of the following:


DECEMBER 31,
                                                      2000        1999
                                                    --------    --------
Series D 9 5/8% Senior Subordinated Notes,
  including unamortized premium of $1,381 and
  $1,583 at December 31, 2000 and 1999,
  respectively..................................    $141,381    $141,583
Series B 11 7/8% Senior Discount Notes .........      46,677      41,588
Senior Credit Facility:
  Term A loan...................................      64,419      66,163
  Term B loan...................................      40,000          --
  Revolving loan................................      22,500      40,100
Acquisition Debt................................       1,595       4,910
                                                    --------    --------
                                                     316,572     294,344
Current portion of long-term debt...............       2,041       1,741
                                                    --------    --------
Long-term debt, net of current portion..........    $314,531    $292,603
                                                    ========    ========

Fees. In connection with the Recapitalization, Holdings incurred loan fees of $17.3 million; $3.3 million for the Senior Credit Facility, $3.4 million for the Senior Subordinated Facility, $1.25 million for the Senior Discount Notes (as defined), and $9.3 million for transaction costs. Of the $17.3 million, $12.7 million was capitalized as debt issuance costs related to debt incurred in connection with the Recapitalization. Debt issuance costs are being amortized over the term of the related debt using the interest method. The $3.4 million of capitalized loan fees related to the Senior Subordinated Facility were subsequently written-off as an extraordinary item (see discussion below).

            SERIES D 9 5/8% SENIOR SUBORDINATED NOTES DUE 2007

     Maturity, Interest and Principal. The $141,400 outstanding aggregate amount of Senior Subordinated Notes (the "Notes") consists of $140,000 of Series D 9 5/8% Senior Subordinated Notes issued in April 1999 and $1,400 of unamortized premium. The Notes will mature on November 15, 2007 and bear interest at a rate of 9 5/8% per annum. Interest is payable semiannually in arrears on each May 15 and November 15, to holders of record of the Notes at the close of business on the immediately preceding May 1 and November 1, respectively. The Company will pay interest on any overdue principal (including post-petition interest in a proceeding under any Bankruptcy Law), and interest, to the extent lawful, at the rate specified in the Senior Subordinated Notes. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, pari passu in right of payment to all senior subordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

4. FINANCING ARRANGEMENTS (CONTINUED)

     Optional Redemption. The Notes may be redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued interest to the redemption date, if redeemed during the twelve-month period beginning on November 15 of each year listed below:

                        YEAR                          PERCENTAGE
                        ----                          ----------
2002................................................   104.813%
2003................................................   103.208
2004................................................   101.604
2005 and thereafter.................................   100.000

     In the event of redemption of fewer than all of the Notes, Wilmington Trust Company, (the "Trustee"), shall select, if the Notes are listed on a national securities exchange, in accordance with the rules of such exchange or, if the notes are not so listed, either on a pro rata basis or by lot or in such other manner as it shall deem fair and equitable the Notes to be redeemed; provided, that if a partial redemption is made with the proceeds of a Public Equity Offering, selection of the Notes or portion thereof for redemption will be made by the Trustee on a pro rata basis, unless such method is prohibited. The Notes will be redeemable in whole or in part upon not less than 30 nor more than 60 days prior written notice, mailed by first class mail to a holder's last address as it shall appear on the register maintained by the Registrar of the notes. On and after any redemption date, interest will cease to accrue on the notes or portions thereof called for redemption unless the Company shall fail to redeem any such Senior Subordinated Note.

     Covenants. The Senior Subordinated Indenture contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt;(iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) transact with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of subordinated debt; (viii) restrict preferred and capital stock of subsidiaries and (ix) declare dividends or redeem or repurchase capital stock. As of December 31, 2000, the Company was in compliance with covenants specified in the Senior Subordinated Indenture.

     Guarantee. Target Directories of Michigan, Inc. ("Target"), which is wholly-owned by the Company, fully and unconditionally guaranteed the Company's outstanding 9 5/8% Series D Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis. Target is the Company's only consolidated operating subsidiary, other than an inconsequential subsidiary which is a co-issuer of such notes, and has no debt senior to the Notes.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

4. FINANCING ARRANGEMENTS (CONTINUED)

Separate full financial statements and other disclosures concerning Target have not been presented because, in the opinion of management, such information is not material or meaningful to investors. The following supplemental condensed consolidating financial data sets forth, balance sheets, statements of operations and statements of cash flow for (i) the Company, ("TransWestern") and
(ii) the subsidiary guarantor.

                         CONSOLIDATING CONDENSED BALANCE SHEETS
                                   DECEMBER 31, 2000
                                     (IN THOUSANDS)

                                                                     Subsidiary
                                                   TransWestern      Guarantor   Eliminations     Consolidated
                                                   ------------      ----------  ------------     ------------
Current assets:
  Cash and cash equivalents......................   $   1,870        $      91      $     --       $   1,961
  Trade receivable, (less allowance for
     doubtful accounts of $10,419 and $10,394 at
     December 31, 2000 and 1999, respectively)...      48,614              374            --          48,988
  Deferred directory costs.......................      11,683              165            --          11,848
  Other current assets...........................       1,330              740          (736)          1,334
                                                    ---------        ---------      ---------      ---------
          Total current assets...................      63,497            1,370          (736)         64,131

Property, equipment and leasehold
  improvements, net..............................       4,237                1            --           4,238
Acquired intangibles, net........................      86,850            3,183            --          90,033
Other assets, primarily debt issuance costs, net.       7,736               --            --           7,736
Investment in subsidiary.........................       5,456               --        (5,456)             --
                                                    ---------        ---------      ---------      ---------
          Total non-current assets...............     104,279            3,184        (5,456)        102,007
                                                    ---------        ---------      ---------      ---------
          Total assets...........................   $ 167,776        $   4,554      $ (6,192)      $ 166,138
                                                    =========        =========      =========      =========

LIABILITIES AND MEMBER DEFICIT

Current liabilities:
  Accounts payable...............................   $   9,859        $      34      $     --       $   9,893
  Salaries and benefits payable..................       5,342               36            --           5,378
  Accrued acquisition costs......................       2,095               --            --           2,095
  Accrued interest...............................       2,715               --            --           2,715
  Other accrued liabilities......................       1,518               28          (736)            810
  Customer deposits..............................      16,935              514            --          17,449
  Current portion, long-term debt................       2,041               --            --           2,041
                                                    ---------        ---------      ---------      ---------
          Total current liabilities..............      40,505              612          (736)         40,381

Long-term debt:
  Series B and C 9 5/8% Senior Subordinated Notes     141,381               --             --        141,381
  Senior credit facility Term A loan.............      62,678               --             --         62,678
  Senior credit facility Term B loan.............      39,700               --             --         39,700
  Revolving loan ................................      22,500               --             --         22,500
  Acquisition debt...............................       1,595               --             --          1,595
                                                    ---------        ---------      ---------      ---------
          Total non-current liabilities..........     267,854               --             --        267,854
                                                    ---------        ---------      ---------      ---------
          Total liabilities                           308,359              612          (736)        308,235
                                                    ---------        ---------      ---------      ---------
  Member deficit.................................    (140,583)           3,942        (5,456)       (142,097)
                                                    ---------        ---------      ---------      ---------
          Total liabilities and member deficit...   $ 167,776        $   4,554      $ (6,192)      $ 166,138
                                                    =========        =========      =========      =========

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                     (IN THOUSANDS EXCEPT MEMBER UNIT DATA)

                                                                     Subsidiary
                                                   TransWestern      Guarantor   Eliminations     Consolidated
                                                   ------------      ---------   ------------     ------------
Net revenues.....................................   $ 174,429        $   2,917     $      --       $ 177,346
Cost of revenues.................................      33,049              253            --          33,302
                                                    ---------        ---------     ---------       ---------
Gross profit.....................................     141,380            2,664            --         144,044

Operating expenses:
  Sales and marketing............................      71,922            1,005            --          72,927
  General and
     administrative..............................      14,053              731            --          14,784
  Depreciation and
     amortization................................      26,577            1,278            --          27,855
                                                    ---------        ---------     ---------       ---------
          Total operating
             expenses............................     112,552            3,014            --         115,566
                                                    ---------        ---------     ---------       ---------
Income (loss) from operations....................      28,828             (350)           --          28,478
Other income (expense), net......................         386             (222)           --             414
Interest expense.................................     (25,906)              --            --         (25,906)
                                                    ---------        ---------     ---------       ---------
                                                      (25,520)            (222)           --         (25,742)
                                                    ---------        ---------     ---------       ---------
Net income (loss)................................   $   3,308        $    (572)    $      --       $   2,736
                                                    =========        =========     =========       =========

                           TRANSWESTERN HOLDINGS L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          YEAR ENDED December 31, 2000
                                 (IN THOUSANDS)


                                                                           Subsidiary
                                                            TransWestern   Guarantor    Eliminations   Consolidated
                                                            ------------   ---------    ------------   ------------
OPERATING ACTIVITIES
Net income (loss).......................................     $   3,308     $    (572)   $        --     $   2,736
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization.........................        26,375         1,278             --        27,653
  Amortization of deferred debt issuance costs..........         1,362            --             --         1,362
  Provision for doubtful accounts.......................        17,105           235             --        17,340
  Impairment of investment..............................           250            --             --           250
  Loss on disposal of fixed assets......................             3            --             --             3
  Changes in operating assets & liabilities, net of
  effects of purchased directories:
    Trade receivables...................................       (13,713)           57             --       (13,656)
    Write-off of doubtful accounts......................       (17,644)         (270)            --       (17,914)
    Recoveries of doubtful accounts.....................         1,426             4             --         1,430
    Deferred directory costs............................        (1,894)           83             --        (1,811)
    Other current assets................................           605          (748)            --          (143)
    Accounts payable....................................         1,570             1             --         1,571
    Accrued liabilities.................................        (3,250)         (113)            --        (3,363)
    Accrued interest....................................           584            --             --           584
    Customer deposits...................................         1,235           (99)            --         1,136
                                                             ---------     ---------      ---------     ---------
Net cash provided by (used for) operating activities....        17,322          (144)            --        17,178
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
  improvements..........................................        (2,055)           (1)            --        (2,056)
Payment for purchase of directories.....................       (30,771)           --             --       (30,771)
                                                             ---------     ---------      ---------     ---------
Net cash used for investing activities..................       (32,826)           (1)            --       (32,827)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
  Senior Term Loan .....................................        40,000            --             --        40,000
  Revolving Credit Facility.............................        63,600            --             --        63,600
  Increase in other assets, primarily debt issuance
    costs, net..........................................          (898)           --             --          (898)
  Repayments of long-term debt:
  Revolving Credit Facility.............................       (81,200)           --             --       (81,200)
  Senior Subordinated Facility..........................            --            --             --            --
  External Debt.........................................        (3,315)           --             --        (3,315)
  Senior Term Loan......................................        (1,744)           --             --        (1,744)
                                                             ---------     ---------      ---------     ---------
Net cash provided by financing activities...............        16,443            --             --        16,443
                                                             ---------     ---------      ---------     ---------
Net increase (decrease) in cash and cash equivalents....           939          (145)            --           794
Cash and cash equivalents at beginning of year..........           931           236             --         1,167
                                                             ---------     ---------       ---------    ---------
Cash and cash equivalents at end of year................     $   1,870     $      91       $     --     $   1,961
                                                             =========     =========       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest................................     $  24,150     $      --       $     --     $  24,150
                                                             =========     =========       =========    =========

                          SENIOR SUBORDINATED FACILITY

     In connection with the Recapitalization, the Company also entered into the Senior Subordinated Facility with Canadian Imperial Bank of Commerce ("CIBC") and First Union National Bank ("First Union"). The Company initially borrowed $75.0 million under this agreement in October 1997 and capitalized associated loan fees of $3.4 million. Upon the issuance of the $100 million of Series B
9 5/8% Notes in November 1997, the Company exercised its permitted redemption rights under this agreement and prepaid the $75.0 million principal balance outstanding under the agreement and the agreement was terminated. In connection with the redemption, the capitalized loan fees of $3.4 million were written off as an extraordinary expense in the statement of operations for the year ended April 30, 1998.

                             SENIOR CREDIT FACILITY

     In October, 1999 the Company entered into its sixth amendment to its Senior Credit Facility with CIBC and First Union and other lenders (dated as of November 6, 1997), pursuant to which the Company may now borrow up to $155,000 consisting of a revolving credit facility of up to $70,000 (the "Revolving Credit Facility") and a Senior Term Loan in an aggregate beginning principal amount of $85,000 (the "Senior Term Loan"). Principal payments on the Senior Term Loan are due quarterly through maturity, October 1, 2004. The revolving credit agreement expires on October 1, 2003. Borrowings under this agreement rank senior to all other indebtedness of the Company and are secured by all the assets of the Company.

     In July, 2000 the Company entered into its seventh amendment to its Senior Credit Facility with CIBC and First Union and other lenders (dated as of November 6, 1997), pursuant to which the Company may now borrow $40,000 under the Tranche B Term Loan. Principal payments on the Tranche B Term Loan are due quarterly beginning April 1, 2001 through maturity, April 1, 2005.

     Repayment. Principal outstanding under the Senior Credit Facility is required to be paid on a quarterly basis. Annual minimum principal payments at December 31, 2000 are:

2001..........................................    2,041
2002..........................................    2,141
2003..........................................   45,533
2004..........................................   38,704
2005..........................................   38,500
                                                -------
                                               $126,919
                                                =======

     Revolving Credit Facility. The commitment on the Revolving Credit Facility is reduced by $5,250 at the beginning of each calendar quarter in 2002 starting January 1, 2002. As of January 1, 2003 the commitment is reduced by $12,250 at the beginning each calendar Quarter in 2003 and expires at the maturity date of October 1, 2003. As of December 31, 2000 the Company had $22,500 outstanding under the Revolving Credit Facility.

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

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

4. FINANCING ARRANGEMENTS (CONTINUED)

     Interest. At the Company's option, the interest rates per annum applicable to the Revolving Credit Facility and the Term Loans will be a fluctuating rate of interest measured by reference to (i) LIBOR plus the applicable borrowing margin, or (ii) a rate per annum equal to the higher of the published prime rate of the Agent Bank or the Federal Funds Rate (as defined in the Senior Credit Facility) as quoted by the Agent Bank plus 1/2 of 1% (the "ABR") plus the applicable borrowing margin. The applicable borrowing margin for the Revolving Credit Facility ranges from 1.375% to 2.500% for LIBOR based borrowings and 0.375% to 1.500% for ABR based borrowings. The applicable borrowing margin for the Term A Loan ranges from 1.875% to 2.750% for LIBOR based borrowings and 0.875% to 1.750% for ABR based borrowings. The applicable borrowing margin for the Term B Loan is 3.5% for LIBOR based borrowings and 2.5% for ABR based borrowings. At December 31, 2000 the Company had outstanding under the Senior Term A loan $64,400 under a one month LIBOR at 8.7%, $21,400 under a one month LIBOR at 8.4%, and $1,100 outstanding under the ABR at 10.1%. On the Senior Term B Loan, the Company had $40,000 outstanding under a one month LIBOR at 10.3%.

     Prepayments; Reductions of Commitments. The Senior Term Loan is required to be prepaid and commitments under the Revolving Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of asset sales or other dispositions of property if such proceeds are not used to purchase or acquire other assets within 180 days of the original asset sale, subject to limited exceptions, (ii) 50% of excess cash flow (as defined) for the eight month period ended December 31, 1998 and all fiscal years ended December 31, thereafter, if the Company's total leverage ratio (as defined) determined as of the last day of the eight month period ended December 31, 1998 and all fiscal years ended December 31, thereafter, equals or exceeds 5.0 to 1, (iii) 100% of excess insurance proceeds (as defined) and (iv) 100% of the net proceeds (as defined) of issuances of equity securities or debt obligations of the Company, subject to limited exceptions, and subject to reduction to 50% of such proceeds if the Company's total leverage ratio (as defined) is less than 5.0 to 1. Such mandatory prepayments and reductions will be applied first pro rata to the permanent reduction of the Senior Term B Loan, second pro rata to the permanent reduction of the Senior Term A Loan and third pro rata to the permanent reduction of the Revolving Credit Facility. Within the Senior Term A and B Loans, prepayments with proceeds described in clause (i) or (iii) above will be applied pro rata to the remaining installments of the Senior Term Loans and prepayments with proceeds described in clause (ii) or (iv) above will be applied to each remaining installment of the Senior Term Loans in inverse order of maturity. The Company may make voluntary prepayments in minimum principal amounts of $50 or a whole multiple thereof.

     Covenants. The Senior Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or repurchase debt, (iii) incur liens and engage in sale lease-back transactions,
(iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements, (vii) make capital expenditures, (viii) engage in mergers, acquisitions and asset sales, (ix) transact with affiliates, (x) alter its line of business, (xi) enter into guarantees of indebtedness, and (xii) make optional payments on or modify the terms of subordinated debt. The Company must also make certain customary indemnifications of the Lenders and their agents is required to comply with financial covenants with respect to: (a) a minimum interest coverage ratio, (b) a minimum EBITDA, (c) a maximum leverage ratio, and (d) a minimum fixed charge coverage ratio (all defined in the Senior Credit Facility Agreement). The Senior Credit Facility also contains certain customary affirmative covenants. As of December 31, 2000, the Company was in compliance with all covenants specified in the Senior Credit Facility.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

4. FINANCING ARRANGEMENTS (CONTINUED)

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

                              SENIOR DISCOUNT NOTES

     On November 12, 1997 Holdings and Capital, the Company's parent, issued $32.5 million of initial aggregate principal ($57.9 million principal at maturity) of their 11 7/8% Senior Discount Notes due 2008, which were exchanged for identical notes registered under the Securities Act of 1933, as amended, in April 1998 (the "Discount Notes"). The Discount Notes are joint and several obligations of Holding and Capital and are guaranteed by TransWestern (Holdings Wholly-Owned Subsidiary). The net proceeds from the sale of the Discount Notes were used to redeem approximately one-half of the existing Preferred Units of Holdings held by its limited partners on the date of issuance.

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

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

4. FINANCING ARRANGEMENTS (CONTINUED)


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

     Covenants. The Discount Note Indenture contains covenants for the benefit of the holders of the Discount Notes that, among other things, restrict the ability of Holdings and any of its Restricted Subsidiaries (including the Company) to (i) incur additional indebtedness, (ii) pay dividends and make distributions, (iii) issue stock of subsidiaries, (iv) make certain investments,
(v) repurchase stock, (vi) enter into transactions with affiliates, (vii) enter into sale lease-back transactions and (viii) merge or consolidate the Company. Holdings is also limited in its ability to create liens and transfer or sell assets. These covenants are subject to a number of important exceptions, including the allowance of Permitted Tax Distributions as a result of Holdings' status as a limited partnership. (as specified in the Discount Note Agreement). As of December 31, 2000, the Company was in compliance with all covenants specified in the Discount Note.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)


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

     During the twelve months ended December 31, 2000, Holdings repurchased 49 General Partnership units, 3,200 Preferred units, 6,264 Class A Common units, and 447 Class B Common units for $13,204, $192,501, $376,854 and $251, respectively. The repurchased units were subsequently sold to existing and new partners. These contributions from partners consisted of 49 General Partnership units, 3,200 Preferred units, 6,264 Class A Common Units, and 447 Class B Common Units for $13,204, $192,501, $376,854, and $251 respectively.

     As of December 31, 2000 the partnership's general partner equity consists of 9,800 authorized, issued and outstanding units with such units representing a 1.7% interest in the limited partnership. The Partnership's limited partner equity consists of 1,270,456 authorized, and 659,660 issued and outstanding Preferred units, 1,270,456 authorized, issued and outstanding Class A Common units and 10,000 authorized, and 10,000 issued and outstanding Class B Common units. The Preferred units are entitled to a preferred yield of 12.0% per annum, compounded quarterly, and an amount equal to the original investment in such Preferred units (net of any prior repayments of Preferred units) plus any accrued and unpaid preferred yield (collectively the "Preference Amount") on any liquidation or other distribution by the Partnership. After payment of the Preference Amount, Partners holding Class A Units are entitled to share in any remaining proceeds of any liquidation or other distribution by the Partnership pro rata according to the number of Class A units held by such partners. Holders of Class B units will also be entitled to share in a percentage of any such distributions, but only if the holders of the Preferred units and the Class A units have achieved specified levels of return on their investment as set forth in the Partnership Agreement.

     Each Management Investor has entered into an Executive Agreement with Holdings and TCC (each, an "Executive Agreement"), pursuant to which such Management Investor purchased Class B Units which are subject to a five-year vesting period, which vesting schedule accelerates upon a sale of Holdings. The Class B Units were issued in connection with the Recapitalization to members of management as incentive units at fair market value. Under each Management

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)



5.  PARTNERSHIP DEFICIT (CONTINUED)

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

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

6. BENEFIT PLANS

401(k) and Profit Sharing Plan

     Substantially all of Holdings' employees are covered by a 401(k) and profit sharing retirement plan. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The Partnership may match the employee contributions, up to a limitation of 83% of the first 6% of annual earnings per participant. Holdings' may also make annual discretionary profit sharing contributions. Contributions to the plan for the years ended April 30, 1998, and December 31, 1999 and 2000 were approximately, $797, $819, and $1,080 respectively.


Equity Compensation Plan

     Prior to formation of TransWestern, the Partnership established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the "Plan"). The Plan provides select key full-time employees with deferred compensation benefits for income tax purposes. Special distributions to the Plan are recorded as expense in the accompanying statements of operations when declared by the Board of Directors, generally following a significant refinancing transaction.

     Distributions to the Plan related to refinancing transactions completed in the twelve month periods ending April 30, 1996 and fiscal 1998 totaled $796 and $5,543, respectively. Employees receiving units in the Plan are eligible to receive a ratable per unit share of cash distributions from the Plan, if and when declared by the Plan Administrators.

     Generally, the Plan Administrators intend to distribute to employee unit holders all assets contributed to the Plan within three years of the date of contribution. In the year ending April 30, 1998, the Plan Administrators paid distributions totaling $2,600.

     As a result of the Recapitalization, the existing Equity Compensation Plan was terminated. The Company adopted a new equity compensation plan which will function similar to the old plan.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)


7. LEASE COMMITMENTS

     The Company leases office facilities in several cities throughout the United States under operating leases with remaining terms ranging from one to ten years. Total rent expense for the years ended April 30, 1998 and December 31, 1999 and 2000 was $1,745, $2,386 and $2,531 respectively. Annual minimum lease payments due as of December 31, 2000 under these leases are:

2001...................................................  $2,522
2002...................................................   2,077
2003...................................................   1,692
2004...................................................   1,395
2005...................................................   1,091
Thereafter.............................................   3,410
                                                         ------
                                                        $12,187
                                                         ======

8. RELATED PARTY TRANSACTIONS

     In connection with the Recapitalization, Holdings entered into a Management Agreement with Thomas H. Lee Partners, L.P. ("THL Co.") pursuant to which THL Co. agreed to provide (i) general executive and management services, (ii) identification, negotiation and analysis of financial and strategic alternatives, and (iii) other services agreed upon by the Company and THL Co. On the Recapitalization closing date, THL Co. and the other equity investors in the Company each received their pro rata portion of a $5,000 transaction fee. In addition, THL and all other equity investors will receive a pro rata portion of the $500 annual management fee (the "Management Fee"), plus THL will be reimbursed for all reasonable out-of-pocket expenses (payable monthly in arrears). The Management Agreement has an initial term of one year, subject to automatic one-year extensions, unless the Company or THL Co. provides written notice of termination no later than 30 days prior to the end of the initial or any successive period.

9. Litigation

     From time to time the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

                           TRANSWESTERN HOLDINGS L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000
                           (ALL DOLLARS IN THOUSANDS)

10. GEOGRAPHIC INFORMATION

     Net revenues are attributed to geographic areas based on the region in which the directory is published.

                                              YEARS ENDED
                             ------------------------------------------
                              DECEMBER 31,    DECEMBER 31,    APRIL 30,
                             -------------    ------------    ---------
                                 2000             1999           1998
                             -------------    ------------    ---------
NUMBER OF DIRECTORIES
PUBLISHED
Northeast.................          53              51             46
Central...................         100              81             48
Southwest.................          42              38             26
West......................          36              21             19
                                -------         -------        -------
Total.....................         231             191            139
                                -------         -------        -------
NET REVENUES
Northeast.................      $ 48.6          $ 46.8         $ 38.9
Central...................        61.7            48.0           22.6
Southwest.................        37.6            33.0           25.9
West......................        29.4            18.6           12.7
                                -------         -------        -------
Total.....................      $177.3          $146.4         $100.1
                                -------         -------        -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the persons who are members of the Board of Directors (the "Board") of TCC, the general partner of Holdings and the manager of TransWestern, or executive officers or key employees of our Company. TCC controls the policies and operations of our Company. The ages listed below are as of January 31, 2001.

           NAME              AGE                   POSITION AND OFFICES
           ----              ---                   --------------------
Laurence H. Bloch..........  47    Chairman of the Board, Secretary and Director
Ricardo Puente.............  47    President, Chief Executive Officer and Director
Joan M. Fiorito............  46    Vice President, Chief Financial Officer and Assistant
                                   Secretary
Marybeth Brennan...........  44    Vice President -- Operations
Cynthia M. Hardesty........  45    Vice President -- Human Resources
Richard Larkin.............  37    Vice President -- Internet Business Development
Richard E. Beck............  55    Executive Vice President -- Sales
Michael Bynum..............  45    Executive Vice President -- Sales
Ita Shea-Oglesby...........  43    Executive Vice President -- Sales
Dennis Reimert.............  52    Executive Vice President -- Sales
Jim Durance................  38    Executive Vice President -- Sales
C. Hunter Boll.............  45    Director
Christopher J. Perry.......  45    Director
Scott A. Schoen............  42    Director
Marcus D. Wedner...........  38    Director
Charles A. Brizius.........  31    Director

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

     Richard E. Beck was promoted to Executive Vice President of TransWestern effective November 1, 1998. Mr. Beck is responsible for integrating completed acquisitions into TransWestern. Mr. Beck has served as a District Sales Manager for both Louisville and Houston. Most recently, Mr. Beck has been serving as the Regional Vice President for the Alabama/Georgia/New York (Midstate) Region. Mr. Beck joined TransWestern's predecessor as District Sales Manager when it acquired Metro Publishing in 1986.

     Michael Bynum was promoted to Executive Vice President of TransWestern effective May 1, 1998. His responsibilities include the management of the Oklahoma/Kansas Region, North Texas and Fort Worth Region, Michigan Region, North Florida Region and Kentucky/Indiana/Tennessee Region. Since 1993, Mr. Bynum has been Regional Vice President overseeing the Kentucky/Indiana/ Tennessee/Oklahoma/Kansas/ North Texas Region. Mr. Bynum joined TransWestern's predecessor in 1985 as a sales associate and holds a BA in Management from Cameron University.

     Ita Shea-Oglesby was promoted to Executive Vice President of TransWestern effective May 1, 1998. Her responsibilities include the management of the South Texas and Louisiana Region, San Antonio Region, Downstate New York Region, Connecticut Region, and the Northern and Southern California Regions. Since 1993, Ms. Shea-Oglesby has been Regional Vice President overseeing the South Texas, Louisiana Region and the Northern California Region. Ms. Shea-Oglesby joined TransWestern's predecessor in 1983 and previously held the positions of Area Sales Manager, Sales Trainer and District Sales Manager. Ms. Shea-Oglesby earned a BA from Louisiana State University.

     Dennis Reimert rejoined the Company as Executive Vice President with TransWestern's acquisition of American Media in October 1999. Mr. Reimert began his yellow pages career with the telephone company in 1975. In 1980 he co-founded TransWestern Publishing and served as Vice President until 1989 when he left to co-found American Media. His responsibilities include the management of the South West Riverside Region, Palm Springs Region, and Central California Coast regions.

     Jim Durance was promoted to Executive Vice President of TransWestern Publishing in August 1999. His responsibilities include the management of the Ohio, Cleveland and Upstate New York Region. Mr. Durance has been in the directory publishing business since 1987. Mr. Durance held the positions of Account Executive with Southwestern Bell, General Manager with Consumer Yellow Pages, and Division Sales Manager with Mast Advertising (prior to TransWestern's acquisition of Mast). He also held the positions of Area Sales Manager and District Sales Manager with TransWestern. Mr. Durance holds an Associates degree in Business with Macomb College.

     C. Hunter Boll became a Director of TCC upon the consummation of the recapitalization completed in October 1997. Mr. Boll is a Managing Director of Thomas H. Lee Partners, L.P. where he has been employed since 1986. From 1984 through 1986, Mr. Boll was with the Boston Consulting Group. From 1977 through 1982, he served as an Assistant Vice President, Energy and Minerals Division of Chemical Bank. Mr. Boll is a director of Big V Supermarkets, Inc., Cott Corp., Tucker Anthony Sutro, Metris Companies, Inc., The Smith & Wollensky
Restaurant Group, Inc., and United Industries Corporation. Mr. Boll received a B.A. in Economics from Middlebury College and an M.B.A. from the Stanford Graduate School of Business.

     Christopher J. Perry has been a Director of TCC since 1994. Mr. Perry is currently Managing Director and President of Continental Illinois Venture Corporation, a position he has held since 1994, and is also a Managing Partner of CIVC Partners III. Mr. Perry has been at Bank of America or, prior to its merger with Bank of America, Continental Bank, since 1985. Prior positions with Bank of America or Continental Bank include Managing Director and head of the Mezzanine Investments Group and Managing Director and head of the Chicago Structured Finance Group. Prior to joining Continental Bank, Mr. Perry was in the Corporate Finance Department of Northern Trust. In addition to being a Director of TCC, Mr. Perry is a Director of General Roofing Services, The Brickman Group, Ltd, RAM Reinsurance Company, Ltd., and Wastequip, Inc. Mr. Perry received a BS from the University of Illinois and an MBA from Pepperdine University and is a certified public accountant.

     Scott A. Schoen became a Director of TCC upon consummation of the recapitalization completed in October 1997. Mr. Schoen is a Managing Director of Thomas H. Lee Partners, L.P. where he has been employed since 1986. Prior to joining the Firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of ARC Holdings, LLC, Rayovac Corporation, Syratech Corp., United Industries Corporation, and Wyndham International Inc. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

     Marcus D. Wedner has been a Director of TCC since its formation in 1993. Mr. Wedner is currently Managing Director of Continental Illinois Venture Corporation, a position he has held since 1992, and is also a Managing
Partner of CIVC Partners III. Mr. Wedner joined Continental Illinois Venture Corporation in 1988. Previously, Mr. Wedner held marketing and sales management positions at Pacific Telesis Group and as an associate with Goldman, Sachs & Co. In addition to being a Director of TCC, Mr. Wedner is a Director of Teletouch Communications, General Roofing Services, Precision Tube Technology, Inc. and K&K Screw Products, LLC. Mr. Wedner holds a BA from the University of California at Los Angeles and received an MBA from the Harvard Graduate School of Business Administration.

     Charles A. Brizius became a Director of TCC in April 2000. Mr. Brizius is a Vice President of Thomas H. Lee Partners, L.P. and he joined the firm in 1993. From 1991 through 1993, Mr. Brizius was with Morgan
Stanley & Co. Incorporated where he was a financial analyst in the bank's Financial Institutions Group, Investment Banking Division. Mr. Brizius serves or has served as a Director of numerous public and private companies in which the Lee Company and its affiliates have invested including Big V Supermarkets, Inc., Eye Care Centers of America, Inc., and United Industries Corporation.
In addition, Mr. Brizius is involved in a number of civic and charitable organizations including the Museum of Fine Arts Boston and the Steppingstone Foundation. Mr. Brizius received a B.B.A. in Finance and Accounting from Southern Methodist University and an M.B.A. from the Harvard Graduate
School of Business Administration.

     At present, all Directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. All members of the Board of Directors set forth herein were elected pursuant to an investor's agreement that was entered into in connection with the Recapitalization. See "Certain Relationships and Related Transactions -- Investors Agreement." There are no family relationships between any of the Directors of TCC or executive officers of the company. Executive officers of the company are elected by and serve at the discretion of the Board of Directors of TCC.

     TCC's Board of directors has two committees, an audit committee and a compensation committee. Messrs. Boll, Brizius and Perry serve on the audit committee and Messrs. Boll, Schoen and Wedner serve on the compensation committee.
     The audit committee is responsible for making recommendations to TCC's Board regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by the Company's independent auditors and reviewing and evaluating the Company's audit and control functions. The compensation committee is responsible for determining salaries and incentive compensation for executive officers and key employees of the Company.

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

SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                    -----------------------------------------------------------------------------
                                                                     OTHER ANNUAL       LTIP         ALL OTHER
                                    PERIOD(a)   SALARY     BONUS    COMPENSATION(b)  PAYMENTS(c)  COMPENSATION(d)
                                    ---------   -------   -------   ---------------  -----------  ---------------
Ricardo Puente....................      1       279,598   238,133         --               --          24,321
  President, Chief Executive            2       283,133    73,320         --               --          21,006
    Officer                             3       199,519   191,396         --               --         134,734

Laurence H. Bloch.................      1       247,199   233,009         --               --          20,475
  Chairman of the Board                 2       233,009     4,599         --               --          16,279
    and Secretary                       3       222,167    56,497         --               --          90,496

Joan M. Fiorito...................      1       149,413   136,800         --               --          14,576
  Vice President, Chief                 2       139,314     2,700         --               --          10,562
    Financial Officer and               3       119,461   118,374         --           50,743          29,686
    Assistant Secretary
Marybeth Brennan..................      1       150,549   139,174         --               --          14,614
  Vice President -- Operations          2       139,173     2,747         --               --          10,683
                                        3       132,698   130,460         --           50,797          28,922

Mike Bynum........................      1       132,448   121,600         --               --          14,332
  Executive Vice                        2       121,600     2,400         --               --           9,790
    President -- Sales                  3        92,815    94,575         --           50,797           4,797

--------------------------
(a)  1 -- refers to the fiscal year ended December 31, 2000
     2 -- refers to the fiscal year ended December 31, 1999
     3 -- refers to the fiscal year ended April 30, 1998

(b) None of the prerequisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the annual salary and bonus received by each Named Executive Officer.

(c) Represents distributions made pursuant to the Company's Equity Compensation Plan. See "Equity Compensation Arrangements."

(d) All Other Compensation for the twelve month period ended December 31, 2000 includes: (1) payments of $1,800 for tax preparation for each of the Named Executive Officers; (2) contributions to the 401(k) Profit Sharing Plan of:
    Puente ($10,983), Bloch ($10,983), Fiorito ($10,660), Brennan ($10,698) and,
    Bynum ($10,416) and (3) management fees paid in connection with the Recapitalization: Puente ($11,538), Bloch ($7,692), Fiorito ($2,115), Brennan ($2,115) and, Bynum ($2,115).

    The salaries for Messrs. Puente and Bloch are established pursuant to their employment agreements and their bonuses are based on the achievement of certain EBITDA targets set forth in their employment agreements. See "-employment agreements." The compensation committee sets the salaries for the other executive officers in order to maintain such salaries at a level competitive with those paid by the Company's independent competitors. Bonuses for executive officers are paid based on the performance of the Company, including the achievement of certain internal targets.

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

     In fiscal 1994, the Company established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the "Equity Compensation Plan") to provide approximately 60 of the Company's managers, other than certain senior executives, including Messrs. Bloch and Puente, the opportunity to participate in the equity growth of the Company without having direct ownership of the Company's securities. In connection with the Recapitalization, the Company reserved $5.5 million for distributions to participants in the Equity Compensation Plan, one half of which was distributed in October 1997 and one half of which was distributed in October 1998. Special distributions made pursuant to the Equity Compensation Plan were recorded as an expense in the Company's financial statements when declared by the Board of Directors. Employees participating in the Equity Compensation Plan were eligible to receive a ratable per unit share of cash distributions made pursuant to the Equity Compensation Plan, if and when, declared. Distributions totaled $2.8 million, $0.0 million and $0.0 million in the years ended December 31, 1998, 1999, and 2000. As of December 31, 2000, there were no undistributed proceeds under the Equity Compensation Plan.

     As a result of the Recapitalization, the existing Equity Compensation Plan was terminated. However, the Company adopted a new equity compensation plan which functions similarly to the old plan. As of December 31, 2000, no assets had been contributed to the new plan.

EMPLOYMENT AGREEMENTS

     Messrs. Bloch and Puente have each entered into an Employment Agreement (each, an "Employment Agreement") with the Company. The Employment Agreements provide for the employment of Mr. Bloch as the Chairman of the Board of Directors of TCC and Chairman of Holdings and Mr. Puente as the President and Chief Executive Officer of Holdings and TCC until October 1, 2002 unless terminated earlier as provided in the respective Employment Agreement. The Employment Agreements of Messrs. Bloch and Puente provide for an annual base salary of $222,167 and $235,500, respectively, subject to annual increases based on the consumer price index and other factors, and annual bonuses based on the achievement of certain EBITDA targets of up to 100% of their base salary.

     Each executive's employment may be terminated by the Company at any time with cause or without cause. If such executive is terminated by the Company with cause or resigns other than for good reason, the executive will be entitled to his base salary and fringe benefits until the date of termination, but will not be entitled to any unpaid bonus. Messrs. Bloch and Puente will be entitled to their base salary and fringe benefits and any accrued bonus for a period of twelve months following their termination in the event such executive is terminated without cause or resigns with good reason. The Employment Agreements also provide each executive with customary fringe benefits and vacation periods. "Cause" is defined in the Employment Agreements to mean:

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

     Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The Company may match the employee contributions, up to 83% of the first 6% of annual earnings per participant. The Company may also make annual discretionary profit sharing contributions. The Company's contributions to the 401(k) and profit-sharing plan for the years ended April 30, 1998, December 31, 1999 and December 31, 2000 were approximately $1.1 million, $0.8 million, and $1.4 million respectively. On May 12, 1998, the Company elected to change its fiscal year from April 30 to December 31 as reported on Form 8-K. The Company amended the plan year of the TransWestern Publishing 401(k) and Profit Sharing Plan from April 30 to December 31 on December 31, 1997.

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

CLASS A
                                                          COMMON      PERCENT OF    PREFERRED    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                      UNITS(a)       CLASS        UNITS        CLASS
------------------------------------                    ---------     ----------    ---------    --------
DIRECTORS AND EXECUTIVE OFFICERS:
Laurence H. Bloch(b)..............................         19,809         1.56%       10,119       1.53%
Ricardo Puente(c).................................         29,413         2.32%       15,025       2.28%
Joan M. Fiorito(d)................................          5,882             *        3,005           *
C. Hunter Boll(e).................................        739,545        58.21%      377,766      57.27%
Christopher J. Perry(f)...........................        288,134        22.68%      147,181      22.31%
Scott A. Schoen(e)................................        739,545        58.21%      377,766      57.27%
Marcus D. Wedner(f)...............................        288,134        22.68%      147,181      22.31%
Charles A. Brizius(e).............................        739,545        58.21%      377,766      57.27%
All Directors and executive officers as
a group (8 persons)...............................      1,082,784        85.23%      553,095      83.85%
5% OWNERS:
Thomas H. Lee Equity Fund III,
L.P.(g)...........................................        739,545        58.21%      377,766      57.27%
TW Interest Holding Corp.(h)......................        739,545        58.21%      377,766      57.27%
THL-CCI Limited Partnership(i)....................        739,545        58.21%      377,766      57.27%
Continental Illinois Venture
Corporation(j)....................................        288,134        22.68%      147,181      22.31%
CIVC Partners III(k)..............................        288,134        22.68%      147,181      22.31%

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

 (b) Does not include 842 Class B Units purchased in October 1997, which are subject to vesting in equal installments over a five year period.

 (c) Does not include 2,542 Class B Units purchased in October 1997, which are subject to vesting in equal installments over a five year period.

 (d) Does not include 394 Class B Units purchased in October 1997, which are subject to vesting in equal installments over a five year period.

 (e) Includes 739,545 Class A Units and 377,766 Preferred Units beneficially owned by Thomas H. Lee Equity Fund III, L.P. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Partners, LP., 75 State Street, Suite 2600, Boston, Massachusetts 02109.

 (f) Includes 244,914 Class A Units and 125,104 Preferred Units owned by Continental Illinois Venture Corporation 43,220 Class A Units and 22,077 Preferred Units owned by CIVC Partners III. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

 (g) Includes 39,259 Class A Units and 20,054 Preferred Units owned by TW Interest Holdings Corp. and 65,815 Class A Units and 33,618
     Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109.

 (h) Includes 634,470 Class A Units and 324,093 Preferred Units owned by Thomas H. Lee Equity Fund III, L.P. and 65,815 Class A Units and 33,618 Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109.

 (i) Includes 634,470 Class A Units and 324,093 Preferred Units owned by Thomas H. Lee Equity Fund III, L.P. and 39,259 Class A Units and 20,054 Preferred Units owned by TW Interest Holdings Corp. Such person Disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109.

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

MANAGEMENT AGREEMENT

     Effective upon the Recapitalization, we entered into a Management Agreement with Thomas H. Lee Partners, L.P. ("THL Co.") pursuant to which THL Co. agreed to provide:

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

The foregoing agreements terminate on the earlier of October 1, 2001 and the date on which Holdings consummates a public offering of $40 million or more of its equity securities (a "Qualified Public Offering"). The agreements with respect to the participation rights and preemptive rights described above continue with respect to each security until the earlier of:

     - October 1, 2007;
     - a Qualified Public Offering;
     - the transfer in a public sale of such security;
     - with respect to equity securities of Holdings, upon the sale of Holdings; and
     - with respect to equity securities of TCC, upon the sale of TCC.

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

See Index to Financial Statements at Item 8 on page 22 of this Report.

(a)  (2)   Index to Financial Statement Schedules

All schedules have been omitted since they are either not required, not applicable or because the information required is included in the financial statements or the notes thereto. See Financial Statements at Item 8 on page 22 of this Report.

(a)  (3)   Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report;

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
2.1       Contribution and Assumption Agreement, dated November 6,
          1997, by and among Holdings and TransWestern.(1)
2.2       Assignment and Assumption Agreement, dated November 6, 1997, by and among Holdings and TransWestern.(1)
2.3       Bill of Sale, dated November 6, 1997 by and among Holdings and TransWestern.(1)
3.1       Certificate of Formation of TransWestern.(1)
3.2       Certificate of Incorporation of Capital II.(1)
3.3       By-Laws of Capital II.(1)
3.4       Limited Liability Company Agreement of TransWestern
          Publishing Company LLC.(1)
3.5       Certificate of Incorporation of TCC.(1)
3.6       By-Laws of TCC.(1)
4.1       Form of Series D 9 5/8% Senior Subordinated Notes due 2007 and the
          related Guarantees), incorporated by reference to Exhibit 4.5 to the
          Company's Registration Statement on Form S-4 (Registration No.
          333-73099) originally filed with the SEC on March 1, 1999.
4.2       Indenture, dated as of December 2, 1998, by and among TransWestern,
          Target Directories of Michigan, Inc. and Wilmington Trust Company, as
          Trustee, for the Series C/D notes (including the form of the Series C notes and the related Guarantees), incorporated by reference to
          Exhibit 4.6 to the Company's Registration Statement on Form S-4
          (Registration No. 333-73099) originally filed with the SEC on March 1,
          1999.
4.3       Securities Purchase Agreement, dated as of December 2, 1998, by and among TransWestern, Target Directories of Michigan, Inc., Holdings,
          TCC and the Initial Purchasers of the Series C notes), incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on
          Form S-4 (Registration No. 333-73099) originally filed with the SEC on
          March 1, 1999.
4.4       Registration Rights Agreement, dated as of December 2, 1998, by and among TransWestern, Target Directories of Michigan, Inc. and the
          Initial Purchasers of the Series C notes, incorporated by reference to
          Exhibit 4.5 to the Company's Registration Statement on Form S-4
          (Registration No. 333-73099) originally filed with the SEC on March 1,
          1999.
10.1      Employment Agreement, dated as of October 1, 1997, by and
          between Laurence H. Bloch and TransWestern.(1)
10.2      Employment Agreement, dated as of October 1, 1997, by and
          between Ricardo Puente and TransWestern.(1)
10.3      Assumption Agreement and Amended and Restated Credit Agreement, dated as of November 6, 1997, among TransWestern, the lenders listed therein and Canadian Imperial bank of Commerce, as administrative agent, and
          First Union National Bank, as documentation agent.(1)
10.4      Form of Equity Compensation Plan.(1)
10.5      Form of Executive Agreement between Holdings, TCC and each
          Management Investor.(1)

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
10.6      Securities Purchase Agreement, dated as of November 6, 1997, by and among Holdings, TWP Capital Corp., TransWestern, TCC and the Initial Purchasers of the Discount Notes.(1)
10.7      Indenture relating to the Discount Notes, dated as of
          November 12, 1997, by and among Holdings, TWP Capital Corp.
          and Wilmington Trust Company, as Trustee.(1)
10.8      Registration Rights Agreement, dated as of November 12,
          1997, by and among Holdings, TWP Capital Corp. and the
          Initial Purchasers of the Discount Notes.(1)
10.9      Management Agreement, dated as of October 1, 1997, by and
          among Holdings and Thomas H. Lee Company.(1)
10.10     Investors Agreement, dated as of October 1, 1997, by and
          among Holdings, TCC and the limited partners of Holdings.(1)
10.11     Fifth Amendment, dated as of June 29, 1999, to the Assumption
          Agreement and Amended Restated Credit Agreement, dated as of November
          6, 1997, among TransWestern, the lenders listed therein and Canadian
          Imperial bank of Commerce, as administrative agent, and First Union
          National Bank, as documentation agent.(2)
10.12     Sixth Amendment, dated as of October 1, 1999, to the Assumption
          Agreement and Amended and Restated Credit Agreement, dated as of
          November 6, 1997, among TransWestern, the lenders listed therein and
          Canadian Imperial bank of Commerce, as administrative agent, and First
          Union National Bank, as documentation agent.(2)
10.13     First Amendment, dated January 30, 1998, to the Assumption Agreement and Amended and Restated Credit Agreement, dated as of November 6,
          1997, among TransWestern, the lenders listed therein and Canadian
          Imperial Bank of Commerce, as Administrative agent, and First Union
          National Bank as documentation agent.
10.14     Second Amendment, dated July 15, 1998, to the Assumption Agreement and
          Amended and Restated Credit Agreement, dated as of November 6, 1997, among TransWestern, the lenders listed therein and Canadian Imperial
          Bank of Commerce, as Administrative agent, and First Union National
          Bank as documentation agent.
10.15     Third Amendment, dated October 26, 1998, to the Assumption Agreement and Amended and Restated Credit Agreement, dated as of November 6,
          1997, among TransWestern, the lenders listed therein and Canadian
          Imperial Bank of Commerce, as Administrative agent, and First Union
          National Bank as documentation agent.
10.16     Fourth Amendment, dated January 1, 1999, to the Assumption Agreement and Amended and Restated Credit Agreement, dated as of November 6,
          1997, among TransWestern, the lenders listed therein and Canadian
          Imperial Bank of Commerce, as Administrative agent, and First Union
          National Bank as documentation agent.
10.17     Seventh Amendment, dated July 3, 2000, to the Assumption
          Agreement and Amended and Restated Credit Agreement, dated as of 1 thru 4, then 7 November 6, 1997, among TransWestern, the lenders listed therein and Canadian Imperial bank of Commerce, as
          administrative agent, and First Union National Bank, as documentation agent.
12.1      Statement regarding computation of ratio of earnings to fixed charges.
21.1      Subsidiaries of TransWestern, incorporated by reference to
          Exhibit 21.1 to TransWestern's Annual Report on Form 10-K for the
          fiscal year ended April 30, 1998.

(1) Incorporated herein by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

(2) Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 15, 1999.

(b) Reports on Form 8-K.

    None

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report relating to TransWestern's last fiscal year or proxy materials relating to a meeting of TransWestern's security holders has been or will be sent by TransWestern to its security holders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRANSWESTERN HOLDINGS L.P.
                                  (Registrant)

                           By: TransWestern Communications Company, Inc.
                               (General Partner)


                           BY: /s/  JOAN M. FIORITO         March 26, 2001
                              -------------------------------------------------
                              Name: Joan M. Fiorito
                              Title:  Vice President, Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 CAPACITY                        DATE
               ---------                                 --------                        ----
            /s/ RICARDO PUENTE               President, Chief Executive Officer  March 26, 2001
-------------------------------------------- and Director (Principal Executive   ----------------
              Ricardo Puente                 Officer)

          /s/ LAURENCE H. BLOCH              Chairman, Secretary and Director    March 26, 2001
--------------------------------------------                                     ----------------
            Laurence H. Bloch

           /s/ JOAN M. FIORITO               Vice President, Chief Financial     March 26, 2001
-------------------------------------------- Officer and Assistant Secretary     ----------------
             Joan M. Fiorito                 (Principal Financial and
                                             Accounting Officer)

            /s/ C. HUNTER BOLL               Director                            March 26, 2001
--------------------------------------------                                     ----------------
              C. Hunter Boll

         /s/ CHRISTOPHER J. PERRY            Director                            March 26, 2001
--------------------------------------------                                     ----------------
           Christopher J. Perry

           /s/ SCOTT A. SCHOEN               Director                            March 26, 2001
--------------------------------------------                                     ----------------
             Scott A. Schoen

           /s/ MARCUS D. WEDNER              Director                            March 26, 2001
--------------------------------------------                                     ----------------
             Marcus D. Wedner

           /s/ CHARLES A. BRIZIUS            Director                            March 26, 2001
--------------------------------------------                                     ----------------
             Charles A. Brizius