Form 10-Q
period 2001-03-31
TRANSWESTERN HOLDINGS LP
filed 2001-05-10
CIK 1050935

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ____________________ .

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


                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
              December 31, 2000                                               3

          Consolidated Statements of Operations for the Three Months Ended
              March 31, 2001 (unaudited) and 2000 (unaudited)                 4

          Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2001 (unaudited) and 2000 (unaudited)           5

          Notes to Unaudited Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities                                              14

Item 3.   Defaults upon Senior Securities                                    14

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16

                           TRANSWESTERN HOLDINGS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          MARCH 31,      DECEMBER 31,
                                                                             2001            2000
                                                                          ---------      ------------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                   $   3,285       $   1,961
   Trade receivable, (less allowance for doubtful accounts of $10,233
     at March 31, 2001 and $10,419 at December 31, 2000)                     47,584          48,988
   Deferred directory costs                                                  14,213          11,848
   Other current assets                                                       1,358           1,334
                                                                          ---------       ---------
          Total current assets                                               66,440          64,131

Non-current assets:
   Property, equipment and leasehold improvements, net                        4,064           4,238
   Acquired intangibles, net                                                 89,477          90,033
   Other assets, primarily debt issuance costs, net                           8,233           8,627
                                                                          ---------       ---------
          Total non-current assets                                          101,774         102,898
                                                                          ---------       ---------
Total assets                                                              $ 168,214       $ 167,029
                                                                          =========       =========

LIABILITIES AND PARTNERSHIP DEFICIT

Current liabilities:
   Accounts payable                                                       $   7,307       $   9,908
   Salaries and benefits payable                                              4,000           5,378
   Accrued acquisition costs                                                  1,585           2,095
   Accrued interest                                                           5,951           2,715
   Other accrued liabilities                                                    971             812
   Customer deposits                                                         20,131          17,449
   Current portion, long-term debt                                            2,141           2,041
                                                                          ---------       ---------
          Total current liabilities                                          42,086          40,398

Long-term debt:
   Series D 9 5/8% Senior Subordinated Notes                                141,331         141,381
   Series B 11 7/8% Senior Discount Notes, net                               48,035          46,677
   Senior Credit Facility Term A Loan                                        62,242          62,678
   Senior Credit Facility Term B Loan                                        39,600          39,700
   Revolving loan                                                            27,800          22,500
   Acquisition payables                                                       1,595           1,595
                                                                          ---------       ---------
          Total long-term debt                                              320,603         314,531
                                                                          ---------       ---------
          Total liabilities                                                 362,689         354,929
                                                                          ---------       ---------
Partnership deficit                                                        (194,475)       (187,900)
                                                                          ---------       ---------
Total liabilities and partners deficit                                    $ 168,214       $ 167,029
                                                                          =========       =========

See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                            STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)


                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                ---------------------
                                                  2001         2000
                                                --------     --------
Net revenue                                     $ 40,678     $ 34,936
Cost of revenues                                   8,327        7,004
                                                --------     --------
Gross profit                                      32,351       27,932

Operating expenses:
   Sales and marketing                            19,463       15,708
   General and administrative                     11,793       10,306
                                                --------     --------
Total operating expenses                          31,256       26,014
                                                --------     --------
Income from operations                             1,095        1,918
Other income (expense), net                           66          (18)
Interest expense                                  (7,735)      (7,417)
                                                --------     --------
Net loss                                        $ (6,574)    $ (5,517)
                                                ========     ========
Net loss allocated to
  General Partner units                         $   (113)    $    (95)
                                                ========     ========
Net loss allocated to
  Limited Partner units                         $ (6,461)    $ (5,422)
                                                ========     ========
Net loss per General Partner unit               $  (11.5)    $   (9.7)
                                                ========     ========
Net loss per Limited Partner unit               $  (3.41)    $  (2.86)
                                                ========     ========

See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        2001         2000
                                                                      --------     --------
OPERATING ACTIVITIES
Net loss                                                              $ (6,574)    $ (5,517)
Adjustments to reconcile net loss to cash provided by
operating activities:
    Depreciation and amortization                                        7,527        6,385
    Amortization of deferred debt issuance costs                           393          353
    Amortization of senior note discount                                 1,358        1,216
    Provision for doubtful accounts                                      4,291        3,510
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
       Trade receivables                                                 1,300          293
       Write-off of doubtful accounts                                   (4,477)      (3,440)
       Recoveries of doubtful accounts                                     290          299
       Deferred directory costs                                         (2,365)        (694)
       Other current assets                                                (24)         144
       Accounts payable                                                 (2,601)      (1,175)
       Accrued liabilities                                              (1,729)      (3,658)
       Accrued interest                                                  3,236        3,346
       Customer deposits                                                 2,682        1,522
                                                                      --------     --------
Cash provided by operating activities                                    3,307        2,584

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                (143)        (215)
Acquisition of directories                                              (6,704)     (10,044)
Increase in other assets                                                    --         (714)
                                                                      --------     --------
Cash used for investing activities                                      (6,847)     (10,973)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                           15,300       14,200
Repayments of long-term debt
    Revolving credit facility                                          (10,000)      (4,500)
    Senior term loans                                                     (436)        (436)
    Partnership contribution                                                --            -
                                                                      --------     --------
Cash provided by financing activities                                    4,864        9,264
                                                                      --------     --------
Net increase in cash                                                     1,324          875
Cash at beginning of period                                              1,961        1,167
                                                                      --------     --------
Cash at end of period                                                 $  3,285     $  2,042
                                                                      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $  2,825     $  2,490
                                                                      ========     ========


See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1.    GENERAL

      The accompanying unaudited consolidated financial statements include the accounts of TransWestern Holdings L.P. ("Holdings") and its wholly owned subsidiary, TransWestern Publishing Company LLC ("TransWestern"). All significant inter-company transactions have been eliminated. Holdings' only assets consist all of TransWestern's outstanding Member Units. Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and TransWestern has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations. Target Directories of Michigan is the only other subsidiary of TransWestern.

      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Holdings' Form 10-K for the fiscal year ended December 31, 2000. The 10-K is available on the Internet at http://www.sec.gov.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.    FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

                                                       MARCH 31,   DECEMBER 31,
                                                        2001           2000
                                                     ----------    -----------
Land and building................................    $     183      $     183
Computer and office equipment....................        7,390          7,310
Furniture and fixtures...........................        1,936          1,881
Leasehold improvements...........................          466            458
                                                     ---------      ---------
                                                         9,775          9,832
Less accumulated depreciation and amortization...       (5,911)        (5,594)
                                                     ---------      ---------
                                                     $   4,064      $   4,238
                                                     =========      =========

Acquired Intangibles

                                                      MARCH 31,    DECEMBER 31,
                                                        2001           2000
                                                     ----------    ------------
Customer base..................................      $ 164,375      $ 158,021
Non compete and licensing agreements                     3,334          2,984
                                                     ---------      ---------
Less accumulated amortization..................        (78,232)       (70,972)
                                                     ---------      ---------
  Acquired intangibles, net....................      $  89,477      $  90,033
                                                     =========      =========

Other Non-Current Assets

                                                      MARCH 31,   DECEMBER 31,
                                                       2001          2000
                                                     ----------   -----------
Debt issuance costs...............................   $  12,893     $  12,893
Less accumulated amortization.....................      (4,910)       (4,516)
                                                     ---------     ---------
  Debt issuance costs, net........................   $   7,983     $   8,377
Investment in Eversave............................         250           250
                                                     ---------     ---------
Other assets, net.................................       8,233     $   8,627
                                                     =========     =========

3.    DIRECTORY ACQUISITIONS

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

      Rutter Directories, LLC. On March 30, 2001, we purchase certain tangible and intangible assets of Rutter Directories, LLC for a total of $2.1 million. We acquired five directories in Indiana.

      The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

Customer List                                $ 6,216
Non-compete                                      350
Deferred directory costs                         536
Other current and non-current assets             159


      Assuming that the above acquisitions had occurred on the first day of Holdings' three month period ended March 31, 2001 and March 31, 2000 the unaudited pro forma results of operations would be as follows:

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                  2001                2000
                                                                -------              -------
                                                                         (Unaudited)
           Net revenues.......................................  $41,177              $35,435
           Net loss...........................................   (6,668)              (5,811)

      The above pro forma results give effect to pro forma adjustments for the revenue and related costs, the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

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

                                                   Three months ended March 31,
                                                   ---------------------------
                                                      2001              2000
                                                   ----------         --------
                                                              (Unaudited)
Statement of Operations:
Net revenues                                        $1,104              $976
Gross profit                                           995               869
Operating income                                       131                36
Net income (loss)                                       15               (54)

                                                             March 31,
                                                      2001              2000
                                                   ----------         --------
Current assets                                       $1,371             $843
Non-current assets                                    2,866            4,141
Current liabilities                                     281              524
Non-current liabilities                                  --               --


5.    SUBSEQUENT EVENT

      Alliance Media Group, Inc. On April 9, 2001, we purchased certain tangible and intangible assets of Alliance Media Group for a total of $6.0 million. We acquired two directories in Kentucky and six directories in Texas.

      WorldPages.com, Inc. On April 27, 2001, we agreed to purchase the outstanding stock and assume the debt of WorldPages.com for approximately $215.0 million. WorldPages.com is a leading provider of print and internet telephone directories in 42 markets. The purchase is subject to WorldPages.com shareholder and government approval.

      The Alliance Media acquisition has been accounted for as an asset purchase and accordingly the purchase price has been allocated to the tangible and intangible assets acquired, with predominately all of the purchase price being allocated to intangible assets - customer base.

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

      Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a relatively steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts, which includes both advance payments and collections of accounts receivable, generally vary less on a percentage basis than our net revenues or EBITDA:

                            ---------------------------------------------------------------
                                2000        2000         2000         2000         2001
                            ---------------------------------------------------------------
                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter  1st Quarter
                            -----------  -----------  -----------  -----------  -----------
Net revenues ...............  $  34.9      $  38.6      $  43.1      $  60.7      $  40.7
EBITDA (a) .................  $   8.5      $  12.0      $  12.8      $  23.7      $   8.9
Bookings (b) ...............  $  34.9      $  43.7      $  44.1      $  44.3      $  49.7
Advance payments ...........  $  17.0      $  19.7      $  21.4      $  20.2      $  19.8
Total cash receipts (c) ....  $  34.3      $  38.7      $  39.8      $  41.7      $  41.2

----------
(a) "EBITDA" is defined as income (loss) before extraordinary item plus interest expense, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to TransWestern's notes and TransWestern's senior credit facility. EBITDA is not a measure of performance under generally accepted accounting principles (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Our definition of EBITDA may not be comparable to that of other companies.

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

RESULTS OF OPERATIONS

      The following table summarizes our results of operations as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                               --------------------------
                                                  2001             2000
                                               ---------        ---------
          Net revenues ..................          100.0%           100.0%
          Cost of revenues ..............           20.5             20.0
                                               ---------        ---------
          Gross profit ..................           79.5             80.0
          Sales and marketing ...........           47.8             45.0
          General and administrative ....           29.0             29.5
                                               ---------        ---------
          Income from operations ........            2.7%             5.5%
                                               =========        =========
          EBITDA Margin (a), (b) ........           21.9%            24.3%
                                               =========        =========

(a)  For a definition of "EBITDA" see the immediately preceding section.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company's ability to generate cash flows available for debt service.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

      Net revenues increased $5.8 million, or 16.4%, from $34.9 million in the three months ended March 31, 2000 to $40.7 million in the same period in 2001. We published 55 directories in the three months ended March 31, 2001 compared to 51 in the same period in 2000. The net revenue growth was due to $3.1 million from six new directories, $3.3 million from six directories for which the publication date moved into the period and growth in the same 43 directories published during both periods of $3.0 million; offset by $3.6 million of net revenues associated with eight directories published in the three months ended March 31, 2000 but not in the same period in 2001.

      As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 43 directories published in both periods was 9.7%.

      Cost of revenues increased $1.3 million, or 18.9%, from $7.0 million in the three months ended March 31, 2000 to $8.3 million in the same period in 2001. The increase was the result of $1.0 million of costs associated with six new directories published in the three months ended March 31, 2001, $0.5 million in costs associated with six directories published in the three months ended March 31, 2001, but not in the same period in 2000, and $0.4 million of higher costs associated with the 43 same directories; offset by $0.7 million of costs associated with eight directories published during the three months ended March 31, 2000, but not in the same period in 2001. Production support costs increased $0.1 million in the three months ended March 31, 2001 due to the directories acquired over the past twelve months.

      As a result of the above, gross profit increased $4.4 million, or 15.8%, from $27.9 million in the three months ended March 31, 2000 to $32.3 million in the same period in 2001. Gross margin decreased from 80.0% in the three months ended March 31, 2000 to 79.5% in the same period in 2001 as a result of higher direct costs on newly acquired directories.

      Selling and marketing expenses increased $3.7 million, or 23.9%, from $15.7 million in the three months ended March 31, 2000 to $19.4 million in the same period in 2001. The increase was attributable to increases of $0.9 million in sales support costs, $2.0 million in direct sales costs and $0.8 million in provision for bad debt (which was consistent with the increase in net revenues).

      Of the increase in sales support costs of $0.9 million, $0.7 million was due to sales offices acquired since the first quarter of 2000 and $0.2 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices. The increase in direct sales costs of $2.0 million was as follows: $1.0 million of additional costs were for the six new directories, $0.9 million for six directories moving into the period, and $1.1 million of higher costs associated with the 43 same directories; offset by $0.9 million of costs associated with eight directories that published in the three months ended March 31, 2000 but not in the same period in 2001. Direct sales costs as a percentage of revenue for the same 43 directories published during both periods increased from 21.1% to 22.4% in the three months ended March 31, 2001 compared to the same period in 2000.

      General and administrative expense increased $1.5 million, or 14.4%, from $10.3 million for the three months ended March 31, 2000 to $11.8 million for the same period in 2001. The increase is due to: amortization of acquired customer base and other intangibles of $1.2 million, an increase in professional service costs of $0.2 million and an increase in incentive compensation costs of $0.1 million.

      As a result of the above factors, income from operations decreased $0.8 million, or 42.9%, from $1.9 million in the three months ended March 31, 2000 to $1.1 million in the same period in 2001. Income from operations as a percentage of net revenues decreased from 5.5% in the three months ended March 31, 2000 to 2.7% in the same period in 2001.

      Interest expense increased $0.3 million, or 4.3%, from $7.4 million in the three months ended March 31, 2000 to $7.7 million in the same period in 2001 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

      As a result of the above factors, net income decreased $1.1 million, or 19.2%, from a loss of $5.5 million in the three months ended March 31, 2000 to a loss of $6.6 million in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $3.3 million in the three months ended March 31, 2001 compared to $2.6 million provided in the same period in 2000. The increase in cash provided by operations was primarily due to higher collections of accounts receivable.

      Net cash used by investing activities was $6.8 million in the three months ended March 31, 2001, as compared to $11.0 million in the same period in 2000. Investing activities consist primarily of cash used to acquire directories. In the three months ended March 31, 2001 $6.7 million was spent to acquire directories compared to $10.0 million in the same period in the prior year. Acquisitions made in the three months ended March 31, 2001 are discussed in note 3 of the financial statements included in this Form 10-Q.

      Net cash provided by financing activities was $4.9 million in the three months ended March 31, 2001 as compared to $9.3 million in the same period in 2000. These amounts are borrowings for acquisitions during the quarters, and decreased as a result of fewer acquisitions during the three months ended March 31, 2001.

      In connection with the recapitalization of Holdings in October 1997, we incurred significant debt. As of March 31, 2001 we had total outstanding long term indebtedness of $320.6 million, including $141.3 million of TransWestern's Series D 9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized premium), $48.0 million of Holdings' 11 7/8% Senior Discount Notes due 2008, and $101.8 million of outstanding borrowings under the senior credit facility, $27.8 million of outstanding borrowings under the revolving loan facility, $1.6 million in acquisition related debt, all of which rank senior to TransWestern's Series D notes. As of March 31, 2001 there was $42.2 million of additional borrowing availability under the senior credit facility.

      The senior credit facility and the indentures governing TransWestern's notes significantly restrict the distribution of funds by TransWestern and the other subsidiaries of Holdings. We cannot assure you that the agreements governing the indebtedness of Holdings' subsidiaries will permit such subsidiaries to distribute funds to Holdings in amounts sufficient to pay the accreted value of principal or interest on Holdings' Discount Notes when the same becomes due, whether at maturity, upon acceleration or redemption or otherwise. Holdings' Discount Notes will be effectively subordinated in right of payment to all existing and future claims of creditors of Holdings, or its subsidiaries including the lenders under the senior credit facility, the holders of TransWestern's notes and trade creditors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to interest rate risk in connection with the term loans and and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of March 31, 2001 there was approximately $64.0 million outstanding under the term A loan (at an interest rate of 7.08% at such time), $40.0 million under the term B loan (at an interest rate of 8.71% at such time), and $27.8 million outstanding under the revolving loans ($21.4 million at the LIBOR rate of 6.83% and $6.4 million at the prime based rate of 8.625% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $1.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

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

      Not applicable

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   Exhibits.

            None

      (B)   Reports on Form 8-K.

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 10, 2001 on its behalf by the undersigned thereunto duly authorized.

                                           TRANSWESTERN HOLDINGS L.P.
                                                 (Registrant)

                                        BY: TransWestern Communications
                                            Company, Inc.
                                                  (General Partner)


                                        BY:       /s/ Ricardo Puente
                                            ------------------------------------
                                            Name:  Ricardo Puente
                                            Title: President, Chief Executive
                                                   Officer and Director
                                                   (Principal Executive
                                                   Officer)

                                        BY:        /s/ Joan Fiorito
                                            ------------------------------------
                                            Name:  Joan Fiorito
                                            Title: Vice President, Chief
                                                   Financial Officer and
                                                   Assistant Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)