Form 10-Q
period 2001-06-30
TRANSWESTERN HOLDINGS LP
filed 2001-08-14
CIK 1050935

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

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

                                                                                    PAGE
                                                                                    ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
              December 31, 2000                                                        3

          Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 2001 (unaudited) and 2000 (unaudited)                     4

          Consolidated Statements of Cash Flows for the Six Months Ended June 30,
              2001 (unaudited) and 2000 (unaudited)                                    5

          Notes to Unaudited Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                           19

Item 2.   Changes in Securities and Use of Proceeds                                   20

Item 3.   Defaults upon Senior Securities                                             20

Item 4.   Submission of Matters to a Vote of Security Holders                         20

Item 5.   Other Information                                                           20

Item 6.   Exhibits and Reports on Form 8-K                                            20

SIGNATURES                                                                            23


                            TRANSWESTERN HOLDINGS L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          JUNE 30,      DECEMBER 31,
                                                                            2001            2000
                                                                         -----------    ------------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                   $  29,628       $   1,961
   Trade receivables, (less allowance for doubtful accounts of
     $12,775 at June 30, 2001 and $10,419 at December 31, 2000)              98,815          48,988
   Deferred directory costs                                                  20,899          11,848
   Other current assets                                                       2,554           1,334
                                                                          ---------       ---------
          Total current assets                                              151,896          64,131
Non-current assets:
   Property, equipment and leasehold improvements, net                        7,199           4,238
   Acquired intangibles, net                                                287,424          90,033
   Other assets, primarily debt issuance costs, net                          15,298           8,627
                                                                          ---------       ---------
          Total non-current assets                                          309,921         102,898
                                                                          ---------       ---------
Total assets                                                              $ 461,817       $ 167,029
                                                                          =========       =========
LIABILITIES AND PARTNERSHIP DEFICIT

Current liabilities:
   Accounts payable                                                       $  20,156       $   9,908
   Salaries and benefits payable                                             11,676           5,378
   Accrued acquisition costs                                                 16,219           2,095
   Accrued interest                                                           2,866           2,715
   Other accrued liabilities                                                  5,842             812
   Customer deposits                                                         26,776          17,449
   Current portion, long-term debt                                            4,625           2,041
   Equity trust distribution payable                                          5,189              --
                                                                          ---------       ---------
          Total current liabilities                                          93,349          40,398

Long-term debt:
   Series D 9 5/8% Senior Subordinated Notes                                141,281         141,381
   Series E 9 5/8% Senior Subordinated Notes                                 74,562              --
   Series B 11 7/8% Senior Discount, Notes                                   49,438          46,677
   Senior credit facility Term A Loan                                        32,375          62,678
   Senior credit facility Term B Loan                                       198,000          39,700
   Revolving loan                                                                --          22,500
   Other long-term debt and liabilities                                         800           1,595
                                                                          ---------       ---------
          Total non-current liabilities                                     496,456         314,531
                                                                          ---------       ---------
          Total liabilities                                                 589,805         354,929
                                                                          ---------       ---------
Notes receivable from partners                                                 (764)              -
Partnership deficit                                                        (127,224)       (187,900)
                                                                          ---------       ---------
Total liabilities and partner deficit                                     $ 461,817       $ 167,029
                                                                          =========       =========

See accompanying notes.

                           TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               ---------------------     ---------------------
                                                 2001         2000         2001         2000
                                               --------     --------     --------     --------
Net revenue                                    $ 54,453     $ 38,558     $ 95,131     $ 73,494
Cost of revenue                                  11,072        7,050       19,399       14,055
                                               --------     --------     --------     --------
Gross profit                                     43,381       31,508       75,732       59,439

Operating expenses:
   Sales and marketing                           24,853       15,854       45,007       31,562
   General and administrative                    13,875       10,337       25,697       20,673
   Recapitalization transaction costs            15,371           --       15,371           --
   Contribution to equity compensation plan       5,189           --        5,189           --
                                               --------     --------     --------     --------
Total operating expenses                         59,288       26,191       91,264       52,235
                                               --------     --------     --------     --------
Income (loss) from operations                   (15,907)       5,317      (15,532)       7,204
Other income (loss), net                           (150)         153          635          165
Interest expense                                 (8,207)      (7,478)     (15,942)     (14,894)
                                               --------     --------     --------     --------
Net loss before extraordinary items            $(24,264)    $ (2,008)    $(30,839)    $ (7,525)

Extraordinary loss                               (3,515)          --       (3,515)          --
                                               --------     --------     --------     --------
Net loss                                       $(27,779)    $ (2,008)    $(34,354)    $ (7,525)
                                               ========     ========     ========     ========

Net loss allocated
  to General Partner units                     $   (478)    $    (35)    $   (591)    $   (129)
                                               ========     ========     ========     ========
Net loss allocated
  to Limited Partner units                     $(27,301)    $ (1,973)    $(33,763)    $ (7,396)
                                               ========     ========     ========     ========
Net loss per
  General Partner unit                         $  (48.8)    $   (3.6)    $  (60.3)    $  (13.2)
                                               ========     ========     ========     ========
Net loss per
  Limited Partner unit                         $  (14.3)    $   (1.1)    $  (17.7)    $   (4.0)
                                               ========     ========     ========     ========


See accompanying notes.

                          TRANSWESTERN HOLDINGS L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                       2001         2000
                                                                    ---------     --------
OPERATING ACTIVITIES
Net loss                                                            $ (34,354)    $ (7,525)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
    Loss on early extinguishment of debt                                3,515           --
    Depreciation and amortization                                      15,349       12,851
    Amortization of deferred debt issuance costs                          694          706
    Amortization of Senior Discount Note                                2,768        2,462
    Provision for doubtful accounts                                    10,811        7,125
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
       Trade receivables                                               (4,806)       1,756
       Write-off of doubtful accounts                                  (8,455)      (9,030)
       Recoveries of doubtful accounts                                    690          595
       Deferred directory costs                                        (2,747)      (2,159)
       Other current assets                                             1,586         (900)
       Accounts payable                                                (3,750)      (4,588)
       Accrued liabilities and other current liabilities               (5,047)        (492)
       Accrued interest                                                   151          789
       Customer deposits                                                7,375        4,465
       Equity trust payable                                             5,189           --
                                                                    ---------     --------
Cash provided (used) by operating activities                          (11,031)       6,055

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements               (722)        (687)
Cash paid for acquisition of WorldPages.com net of cash acquired     (140,299)          --
Acquisition of other directories                                      (14,748)     (13,837)
Deferred financing costs and other assets                              (7,439)          --
                                                                    ---------     --------
Cash used for investing activities                                   (163,208)     (14,524)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                          61,700       25,900
    Senior term loans                                                 235,000           --
    9 5/8% Senior Subordinated Notes                                   74,553           --
Repayments of long-term debt
    Revolving credit facility                                         (84,200)     (13,500)
    Senior term loans and note payable                               (106,020)        (872)
    Repayment of debt assumed in acquisition of WorldPages.com        (73,414)          --
Contributions from partners                                           124,291           --
Redemption of partner units                                           (30,004)          --
                                                                    ---------     --------
Cash provided by financing activities                                 201,906       11,528
                                                                    ---------     --------
Net increase in cash                                                   27,667       (3,059)
Cash at beginning of period                                             1,961        1,167
                                                                    ---------     --------
Cash at end of period                                               $  29,628     $  4,226
                                                                    =========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                              $  12,325     $ 11,005
                                                                    =========     ========

See accompanying notes.

                          TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1. GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of TransWestern Holdings L.P. ("Holdings") and its wholly owned subsidiary, TransWestern Publishing Company, LLC ("TransWestern" or "Company"). All significant inter-company transactions have been eliminated. Holdings' only assets consist of TransWestern's Member Units (as defined). Holdings has formed TWP Capital Corp. ("Capital") as a wholly-owned subsidiary and TransWestern has formed TWP Capital Corp. II ("Capital II") as a wholly-owned subsidiary. Neither Capital nor Capital II has any significant assets or operations. Target Directories of Michigan, Inc. ("Target") and WorldPages.com Inc. and its subsidiaries ("WPZ") are subsidiaries of TransWestern.

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000. The 10-K is available on the Internet at http://www.sec.gov.

     In June 2001, Holdings completed a recapitalization in which it received equity and debt proceeds totaling $435,055 ("the Recapitalization"). In the Recapitalization, New Investors including Thomas H. Lee Equity Fund V, L.P. and its affiliates along with other investors, existing limited partners of Holdings and the Partnership's senior managers invested new and continuing capital of $125,055 in Holdings. The proceeds of the equity investment together with approximately $310,000 of Senior Credit Facility and senior subordinated debt financing were used (i) for $30,004 of consideration paid to redeem a portion of the limited partnership interests from certain existing limited partners, (ii) to acquire all of the outstanding stock and stock options of WorldPages.com, Inc. for $141,417, (iii) to repay $137,502 of outstanding debt and accrued interest under TransWestern's credit facilities, (iv) to repay $74,201 of existing WorldPages.com, Inc. debt and accrued interest after the consummation of the acquisition, (v) to pay $28,731 of costs, fees, and expenses associated with the Recapitalization and acquisition of WorldPages.com, Inc., (vi) to pay $3,250 to senior management for bonuses and deal fees associated with the Recapitalization of Holdings, (vii) to pay $5,189 to the Equity Trust for payment to senior and middle management associated with the Recapitalization,
(viii) to pay $2,696 in fees and the discount associated with the issuance of $75,000 of Series E Senior Subordinated Notes and (ix) $12,065 for general corporate purposes, including working capital.

     The Recapitalization was financed with (i) the $125,055 equity investment,
(ii) borrowings of $235,000 under a $300,000 (maximum) variable interest rate Senior Credit Facility and (iii) the issuance of $75,000 of Senior Subordinated Notes. The assets and liabilities of Holdings are stated at historical cost and were not revalued to fair market value at the date of the Recapitalization. As a result of the Recapitalization, Thomas H. Lee Equity Fund V, L.P. and its affiliates collectively own approximately 68% of the equity of Holdings.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement Nos 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. In connection with the adoption of FAS 142, TransWestern will be required to perform a transitional goodwill impairment assessment. TransWestern has not yet determined the impact these standards will have on its results of operations and financial position.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3.   FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

                                                         JUNE 30,    DECEMBER 31,
                                                           2001          2000
                                                         --------    ------------
Land and building .................................      $    611       $   183
Computer and office equipment .....................         9,972         7,310
Furniture and fixtures ............................         2,344         1,881
Leasehold improvements ............................           510           458
                                                         --------       -------
                                                           13,437         9,832
Less accumulated depreciation and amortization ....        (6,238)       (5,594)
                                                         --------       -------
  Net property, equipment, and leasehold ..........      $  7,199       $ 4,238
                                                         ========       =======

Acquired Intangibles

                                                       JUNE 30,     DECEMBER 31,
                                                         2001           2000
                                                      ---------     ------------
Goodwill .......................................      $ 158,088       $      --
Customer base and assembled work force .........        211,959         158,021
Other ..........................................          3,145           2,984
                                                      ---------       ---------
                                                        373,192         161,005
Less accumulated amortization ..................        (85,768)        (70,972)
                                                      ---------       ---------
  Acquired intangibles, net ....................      $ 287,424       $  90,033
                                                      =========       =========

Other Assets

                                                        JUNE 30,     DECEMBER 31,
                                                          2001           2000
                                                        --------     ------------
Debt issuance costs ..............................      $ 18,277       $ 12,893
Less accumulated amortization ....................        (2,979)        (4,516)
                                                        --------       --------
  Debt issuance costs, net .......................      $ 15,298       $  8,377
Investment in Eversave, carried at cost ..........            --            250
                                                        --------       --------
Other assets, net ................................      $ 15,298       $  8,627
                                                        ========       ========

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

4.   LONG TERM DEBT

     In connection with the recapitalization of TransWestern in June 2001, TransWestern entered into a new $300.0 million credit facility and drew $35.0 million under the Term A Loan and $200 million under the Term B Loan. In addition, in May 2001, TransWestern issued $75 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized discount of $0.4 million). Also in connection with the Recapitalization and acquisition of WorldPages.com Inc., TransWestern re-paid $137.5 million outstanding under its prior credit facility and $74.2 million of debt it assumed as part of the WorldPages.com Inc. acquisition.

     As of June 30, 2001 Holdings' had total outstanding long term indebtedness of $496.5 million, including $140 million of Series D Senior Subordinated Notes due 2007 and $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding net unamortized premium of discount of $0.8 million), $49.4 million of Holdings 11 7/8% Senior Discount Notes due 2008, ("Discount Notes") $32.4 million of outstanding borrowings under the senior credit facility Tranche A Term Loan, $198.0 million outstanding under the senior credit facility Tranche B Term Loan, and $.8 million in acquisition related debt, all of which ranks senior to the Series D and E notes. As of June 30, 2001 TransWestern had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

The following is a summary of Holding's principal maturities at June 30,

                                                  2002           $  20,844
                                                  2003               6,000
                                                  2004               7,250
                                                  2005               8,125
                                                  2006               9,000
                                                  thereafter       464,938
                                                                   -------
                                                                  $516,157
5.   DIRECTORY ACQUISITIONS

     In the six months ended June 30, 2001 TransWestern completed a number of purchase acquisitions. The accompanying consolidated financial statements include the results of operations from the date of acquisition. The acquisitions are as follows:

     BRI Publishing, Inc. On January 22, 2001, TransWestern purchased certain tangible and intangible assets of BRI Publishing, Inc. for a total of $0.7 million. TransWestern acquired one directory in the Lafayette, Louisiana area.

     Pacific West Yellow Pages. On February 9, 2001, TransWestern purchased certain tangible and intangible assets of Pacific West Yellow Pages for a total of $1.2 million. TransWestern acquired three directories in the Sacramento, California area.

     Silver Pages, Inc. On March 2, 2001, TransWestern purchased certain tangible and intangible assets of Silver Pages, Inc. for a total of $2.6 million. TransWestern acquired one directory in Northern California and one directory in Nevada.

     Rutter Directories, LLC. On March 30, 2001, TransWestern purchased certain tangible and intangible assets of Rutter Directories, LLC for a total of $2.1 million. TransWestern acquired five directories in Indiana.

     Alliance Media Group, Inc. On April 9, 2001, TransWestern purchased certain tangible and intangible assets of Alliance Media Group for a total of $6.0 million in cash. TransWestern acquired two directories in Kentucky and six directories in Texas.

     WorldPages.com, Inc. On June 28, 2001, TransWestern purchased the outstanding stock and assumed the debt of WorldPages.com for approximately $216.0 million. WorldPages.com is a provider of 42 directories in various markets throughout the United States.

     These acquisitions have been accounted for under the purchase method of accounting and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition. The allocation of the purchase price of WorldPages.com, Inc. is based on a preliminary allocation and is allocated as follows:

                         TRANSWESTERN HOLDINGS L.P.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

                                         World          Other
                                         Pages       Acquisitions       Total
                                        ---------    ------------     ---------
Net tangible liabilities assumed       $ (45,180)      $ (1,293)      $ (46,473)
Customer list                             36,800         13,137          49,937
Goodwill                                 158,088             --         158,088
Noncompete                                   700            161             861
Assembled workforce                        1,600             --           1,600
                                       ---------       --------       ---------
Total consideration                    $ 152,008       $ 12,005       $ 164,013
                                        ========       ========       =========

     Total consideration issued in the purchase acquisitions is as follows:

                                         World          Other
                                         Pages       Acquisitions        Total
                                       --------      ------------      --------
Cash paid for acquisition              $ 141,417       $ 11,800       $ 153,217
Merger fees incurred                      10,591            205          10,796
                                       ---------       --------        --------
                                       $ 152,008       $ 12,005       $ 164,013
                                       =========       ========       =========

     Assuming that the above acquisitions had occurred on the first day of TransWestern's six month periods ended June 30, 2001 and June 30, 2000, the unaudited pro forma results of operations would be as follows:

                                                          Six months ended
                                                              June 30,
                                                       ------------------------
                                                         2001           2000
                                                       ---------      ---------
                                                             (Unaudited)
Net revenues .....................................     $ 174,471      $ 143,768
Net loss .........................................       (53,792)       (28,951)

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

6.   GUARANTEE

     The following wholly-owned subsidiaries of Holdings, fully and unconditionally guaranteed TransWestern's outstanding 9 5/8% Series D and Series E Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis:
Target Directories of Michigan, Inc. ("Target"), TWP Companies, Inc., and WorldPages.com Inc.("WPZ"), together with the following wholly owned subsidiaries of WPZ: Great Western Directories, Inc., YPtel Corporation, YPTel, Inc., Pacific Coast Publishing, Ltd., 1 + USA V Acquisition Corp, ChoiceContent.com, Inc., Choicecontent.com, LLC, ACG Holdings Company, and ACG Exchange Company. Following is summarized financial information concerning the guarantors as of June 30, 2001 and 2000, respectively and for the six months ended June 30, 2001 and 2000, respectively. Since WPZ was acquired on June 28, 2001, only summarized balance sheet data as of June 30, 2001 is presented.

Target:

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                       2001               2000
                                                      -------             -----
Statement of Operations Data:
Net revenues                                          $ 1,104             $ 975
Gross profit                                              995               668
Operating (loss)                                         (433)             (550)
Net loss                                                 (668)             (639)

                                                       JUNE 30,          JUNE 30,
                                                         2001              2000
                                                       --------          --------
Balance Sheet:
Current assets                                          $1,490            $1,342
Non-current assets                                       2,548             3,821
Current liabilities                                        764             1,286
Non-current liabilities                                     --                --

WPZ and its subsidiaries:

                                                        JUNE 30,
                                                          2001
                                                        --------
Balance Sheet:
Current assets                                          $ 56,282
Non-current assets(1)                                    203,569
Current liabilities                                       23,721
Non-current liabilities(2)                               212,800

(1) Includes $203,569 of intangibles related to its acquisition by TransWestern.

(2) Includes $212,800 of long term debt related to its acquisition by TransWestern.

7.   EQUITY COMPENSATION PLAN

     Prior to formation of TransWestern, Holdings established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the "Plan"). The Plan provides select key full-time employees with deferred compensation benefits for income tax purposes. Special distributions to the Plan are recorded as expense in the accompanying statements of operations when declared by the Board of Directors, generally following a significant refinancing transaction. In June 2001, the Board of Directors approved a distribution of $5,189.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     Employees receiving units in the Plan are eligible to receive a ratable per unit share of cash distributions from the Plan, if and when declared by the Plan Administrators. Generally, the Plan Administrators intend to distribute to employee unit holders all assets contributed to the Plan within one year of the date of contribution. As of June 30, 2001, undistributed equity trust proceeds total $5,189.

8.   RESTRUCTURING AND OTHER CHARGES

     In connection with the WorldPages.com, Inc. acquisition, Holdings approved a plan to restructure the operations of WorldPages.com, Inc. and its subsidiaries. Restructuring costs are composed of committed costs required to integrate the administrative, production and sales functions into the Company's operations to achieve beneficial synergies and cost savings. WorldPages.com, Inc. will recognize termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination. The following table displays the liabilities related to the restructuring and other charges recorded in the net liabilities assumed in the acquisition of WorldPages.com, Inc. as of June 30, 2001:

          Type of cost:
            Employee separation                                $4,100
            Office lease settlements                              986
            Redundant assets                                      800
                                                               ------
                                                               $5,886
                                                               ======

     The maturities of restructuring and other charges at June 30, 2000 are as follows:

                 2001                                     $4,736
                 2002                                     $1,150

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

9.   LEGAL PROCEEDINGS

     Holdings' and its subsidiaries are parties to various litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on Holdings' financial condition or the results of its operations.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     As used in this item and throughout this Quarterly Report on Form 10-Q, "we," "us," and "our" each refer to Holdings, TransWestern, WPZ and all of their other subsidiaries collectively unless the context requires otherwise.

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

     Notwithstanding significant monthly fluctuation in net revenues and EBITDA recognized based on actual distribution dates of individual directories, quarterly recognition of bookings, advance payments and total cash receipts generally occurs at a steadier pace throughout the year than net revenues and EBITDA. This is primarily the result of the fact that revenues and the associated EBITDA related to a directory are recognized when a directory is distributed. Our bookings and cash collection activities generally occur at a steady pace throughout the year and reflect the growth of our portfolio of directories and business as we add additional account executives from acquired companies. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts tend to grow at a steady rate as compared to net revenues and EBITDA.

                             ---------------------------------------------------------------------------------
                                 2000         2000         2000         2001         2001        % Change
                             ---------------------------------------------------------------------------------
                              2nd Quarter  3rd Quarter  4th Quarter  1st Quarter  2nd Quarter  2Q-00 to 2Q-01
                             ------------  -----------  -----------  -----------  -----------  --------------
Net revenues ...............      $38.6        $43.1        $60.7        $40.7        $54.5        41.2%
EBITDA(a) ..................      $12.0        $12.8        $23.7        $ 8.9        $14.3        19.2%
Bookings(b) ................      $43.7        $44.1        $44.3        $49.7        $47.4         8.5%
Advance payments ...........      $19.7        $21.4        $20.2        $19.8        $25.5        29.4%
Total cash receipts(c) .....      $38.7        $39.8        $41.7        $41.2        $48.8        26.1%

(a) "EBITDA" is defined as income (loss) before extraordinary item, discretionary contributions to TransWestern's Equity Compensation Plan (such contributions represent special distributions to TransWestern's Equity Compensation Plan in connection with refinancing transactions), non recurring management bonuses and fees in connection with refinancing transactions, plus interest expense, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to TransWestern's notes and in TransWestern's senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

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

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS                SIX MONTHS
                                                      ENDED JUNE 30,             ENDED JUNE 30,
                                                  --------------------       --------------------
                                                   2001          2000         2001          2000
                                                  ------        ------       ------        ------
Net revenues ...............................       100.0%        100.0%       100.0%        100.0%
Cost of revenues ...........................        20.3          18.3         20.4          19.1
                                                  ------        ------       ------        ------
Gross profit ...............................        79.7          81.7         79.6          80.9
Sales and marketing ........................        45.7          41.1         47.3          42.9
General and administrative .................        25.5          26.8         27.0          28.1
Recap. transaction costs ...................        28.2           0.0         16.2           0.0
Contribution to Equity Plan ................         9.5           0.0          5.4           0.0
                                                  ------        ------       ------        ------
Income (loss) from operations ..............       (29.2%)        13.8%       (16.3%)         9.9%
                                                  ======        ======       ======        ======
EBITDA Margin (a), (b) .....................        26.2%         31.2%        24.3%         27.9%
                                                  ======        ======       ======        ======

(a)  For a definition of "EBITDA" see the immediately preceding section.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of TransWestern's ability to generate cash flows available for debt service.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

    Net revenues increased $15.9 million, or 41.2%, from $38.6 million in the three months ended June 30, 2000 to $54.5 million in the same period in 2001. We published 67 directories in the three months ended June 30, 2001 compared to 50 in the same period in 2000. The net revenue growth was due to $11.8 million from 17 new directories, $3.5 million from seven directories for which the publication date moved into the period and growth in the same 43 directories published during both periods of $3.4 million; offset by $2.8 million of net revenues associated with seven directories published in the three months ended June 30, 2000 but not in the same period in 2001.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 43 directories published in both periods was 9.4%.

     Cost of revenues increased $4.0 million, or 57.0%, from $7.1 million in the three months ended June 30, 2000 to $11.1 million in the same period in 2001. The increase was the result of $3.4 million of costs associated with 17 new directories published in the three months ended June 30, 2001, and $0.7 million in costs associated with seven directories published in the three months ended June 30, 2001, but not in the same period in 2000; offset by $0.6 million of costs associated with seven directories published during the three months ended June 30, 2000, but not in the same period in 2001. Costs for the same 43 directories published in both periods increased $0.3 million for the 2001 period compared to the prior year. Production support costs increased $0.2 million in the three months ended June 30, 2001 due to the directories acquired since the second quarter of 2000.

     As a result of the above, gross profit increased $11.9 million, or 37.7%, from $31.5 million in the three months ended June 30, 2000 to $43.4 million in the same period in 2001. Gross margin decreased from 81.7% in the three months ended June 30, 2000 to 79.7% in the same period in 2001 as a result of higher direct costs on newly acquired directories and lower margin directories moving into the 2001 period.

     Sales and marketing expenses increased $9.0 million, or 56.8%, from $15.9 million in the three months ended June 30, 2000 to $24.9 million in the same period in 2001. The increase was attributable to increases of $1.3 million in sales support costs, $4.9 million in direct sales costs and $2.8 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $1.3 million was due to $0.7 million in higher sales costs incurred by offices acquired and established for new directories since the second quarter of 2000 and $0.6 million due to increased costs of running existing sales offices. The increase in direct sales costs of $4.9 million was as follows: $3.1 million of additional costs related to 17 new directories, $1.1 million related to seven directories moving into the period, and $1.5 million of higher costs associated with the 43 same directories published in both periods, offset by $0.8 million of costs associated with seven directories that were published in the three months ended June 30, 2000 but not in the same period in 2000. Direct sales costs as a percentage of revenue for the same 43 directories published during both periods increased from 19.3% to 21.5% for the three months ended June 30, 2001 compared to the same period in 2000.

     General and administrative expenses increased $3.5 million, or 34.2%, from $10.4 million for the three months ended June 30, 2000 to $13.9 million for the same period in 2001. The increase was due to: amortization of acquired customer base and other intangibles of $1.2 million, $1.6 million for bonuses associated with the Recapitalization of TransWestern and other increases in costs totaling $0.7 million.

     Recapitalization transaction costs of $15.4 million were incurred in the three months ended June 30, 2001 as compared to zero for the three months ended June 30, 2000 as a result of the Recapitalization of the Partnership on June 28, 2001.

    Contribution to Equity Compensation Plan of $5.2 million were incurred in the three months ended June 30, 2001 as compared to zero for the three months ended June 30, 2000 as a result of a contribution to the Equity Compensation Plan of $5.2 million made on June 28, 2001 in connection with the Recapitalization.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     As a result of the above factors, income from operations decreased $21.2 million, from $5.3 million in the three months ended June 30, 2000 to a loss from operations of ($15.9) million in the same period in 2001. Income from operations as a percentage of net revenues decreased from 13.8% in the three months ended June 30, 2000 to (29.2%) in the same period in 2001.

     Interest expense increased $0.7 million, or 9.7%, from $7.5 million in the three months ended June 30, 2000 to $8.2 million in the same period in 2001 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     Extraordinary loss in the three months ended June 30, 2001 was $3.5 million compared to zero in the same period in 2000. Extraordinary losses were the costs associated with the write-off of debt financing costs upon entering into a new $300.0 million senior credit facility that was used in part to pay-off $137.5 million outstanding under the prior credit facility of the Company and $74.2 million to pay-off the assumed WorldPages.com Inc. debt and accrued interest after consummation of the acquisition of WorldPages.com Inc.

     As a result of the above factors, net loss increased $25.8 million from a net loss of ($2.0) million in the three months ended June 30, 2000 to a net loss of ($27.8) million in the same period in 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     Net revenues increased $21.6 million, or 29.4%, from $73.5 million in the six months ended June 30, 2000 to $95.1 million in the same period in 2001. We published 122 directories in the six months ended June 30, 2001 compared to 101 in the same period in 2000. The net revenue growth was due to $14.9 million from 23 new directories, $2.7 million from five directories for which the publication date moved into the period and growth in the same 94 directories published during both periods of $6.7 million; offset by $2.7 million of net revenues associated with seven directories published in the six months ended June 30, 2000 but not in the same period in 2001.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 94 directories published in both periods was 9.5%.

     Cost of revenues increased $5.3 million, or 38.0%, from $14.1 million in the six months ended June 30, 2000 to $19.4 million in the same period in 2001. The increase was the result of $4.4 million of costs associated with 23 new directories published in the six months ended June 30, 2001, and $0.4 million in costs associated with five directories published in the six months ended June 30, 2001, but not in the same period in 2000; offset by $0.6 million of costs associated with seven directories published during the six months ended June 30, 2000, but not in the same period in 2001. Costs for the same 94 directories published in both periods increased $0.8 million for the 2001 period compared to the prior year. Production support costs increased $0.3 million in the six months period ended June 30, 2001 due to the directories acquired since the second quarter of 2000.

     As a result of the above, gross profit increased $16.3 million, or 27.4%, from $59.4 million in the six months ended June 30, 2000 to $75.7 million in the same period in 2001. Gross margin decreased from 80.9% in the six months ended June 30, 2000 to 79.6% in the same period in 2001 as a result of higher direct costs on newly acquired directories.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     Sales and marketing expenses increased $13.4 million, or 42.6%, from $31.6 million in the six months ended June 30, 2000 to $45.0 million in the same period in 2001. The increase was attributable to increases of $2.2 million in sales support costs, $6.9 million in direct sales costs and $4.3 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $2.2 million was due to $1.2 million in higher sales costs incurred by offices acquired since the second quarter of 2000 and $1.0 million due to increased costs of running existing sales offices. The increase in direct sales costs of $6.9 million was as follows: $4.1 million of additional costs were for the 23 new directories, $0.6 million for five directories moving into the period, and $2.9 million of higher costs associated with the 94 same directories published in both periods, offset by $0.7 million of costs associated with seven directories that were published in the six months ended June 30, 2000 but not in the same period in 2001. Direct sales costs as a percentage of revenue for the same 94 directories published during both periods increased from 20.5% to 22.5% in the six months ended June 30, 2000 compared to the same period in 2001.

     General and administrative expenses increased $5.0 million, or 24.3%, from $20.7 million for the six months ended June 30, 2000 to $25.7 million for the same period in 2001. The increase was due to amortization of acquired customer base and other intangibles of $2.8 million, $1.6 million for bonuses associated with the Recapitalization of TransWestern and other increases in costs totaling $0.6 million.

     Recapitalization transaction costs of $15.4 million were incurred in the six months ended June 30, 2001 as compared to zero for the six months ended June 30, 2000 as a result of the Recapitalization of the Partnership on June 28, 2001.

    Contribution to Equity Compensation Plan of $5.2 million were incurred in the six months ended June 30, 2001 as compared to zero for the six months ended June 30, 2000 as a result of a contribution to the Plan made on June 28, 2001 in connection with the Recapitalization of Holdings.

     As a result of the above factors, income from operations decreased $22.7 million, or 312.5%, from $7.2 million in the six months ended June 30, 2000 to a loss from operations of ($15.5) million in the same period in 2001. Income from operations as a percentage of net revenues decreased from 9.9% in the six months ended June 30, 2000 to (16.3%) in the same period in 2001.

     Interest expense increased $1.0 million, or 7.0%, from $14.9 million in the six months ended June 30, 2000 to $15.9 million in the same period in 2001 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     Extraordinary loss in the six months ended June 30, 2001 was $3.5 million compared to zero in the same period in 2000. Extraordinary losses were the costs associated with the write-off of debt financing costs upon entering into a new $300.0 million senior credit facility that was used in part to pay-off $137.5 million outstanding under the prior credit facility of the Company and $74.2 million to pay-off the assumed WorldPages.com Inc. debt and accrued interest after consummation of the acquisition of WorldPages.com Inc.

     As a result of the above factors, net loss increased $26.8 million from a net loss of ($7.5) million in the three months ended June 30, 2000 to a net loss of ($34.3) million in the same period in 2001.

                           TRANSWESTERN HOLDINGS L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided (used) by operating activities was ($11.0) million in the six months ended June 30, 2001 compared to $6.1 million in the same period in 2000. The decrease in cash provided by operations resulted primarily from increased receivables and increased customer deposits primarily related to the increased size of our directory portfolio as a result of acquisitions.

     Customer deposits (advance payments) increased $4.0 million in the six months ended June 30, 2001 compared to the same period in the prior year. The increase is primarily related to the increased size of our directory portfolio as a result of acquisitions.

     Net cash used by investing activities was $163.2 million in the six months ended June 30, 2001 as compared to $14.5 million in the same period in 2000. Investing activities consist primarily of cash used to acquire directories. In the six months ended June 30, 2001, $155.0 million was spent on acquisitions oompared to $13.8 million in the same period in the prior year. The prior year's acquisitions are discussed in note 3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 which is available on the Internet at http:www.sec.gov. Acquisitions made in the six months ended June 30, 2001 are discussed in note 5 of the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $201.9 million in the six months ended June 30, 2001 as compared to $11.5 million in the same period in 2000. These amounts were primarily borrowings for acquisitions during the quarters, and proceeds generated from the Recapitalization on June 28, 2001.

     In connection with the recapitalization of Holdings in June 2001, TransWestern entered into a new $300.0 million credit facility and drew $35.0 million in Term A and $200.0 million in Term B Loans. In addition, in May 2001, TransWestern issued $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized discount of $0.4 million). Also in connection with the Recapitalization and acquisition of WorldPages.com Inc., TransWestern re-paid $137.5 million under its existing credit facility and $74.2 million of debt assumed as part of the WorldPages.com Inc. acquisition.

     As of June 30, 2001 we had total outstanding long term indebtedness of $510.9 million, including $140 million of Series D Senior Subordinated Notes due 2007 and $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding net unamortized premium and discount of $0.8 million), $49.0 million of Holdings 11 7/8% Senior Discount Notes due 2008, $35.0 million of outstanding borrowings under the senior credit facility Tranche A Term Loan, $200.0 million outstanding under the senior credit facility Tranche B Term Loan, and $16.7 million in acquisition related debt, all of which ranks senior to the Series D and E notes. As of June 30, 2001 TransWestern had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

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

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our Company are intended to identify forward- looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to,
(i) our high level of indebtedness; (ii) risks associated with integrating WorldPages.com and its subsidiaries with TransWestern; (iii) the restrictions imposed by the terms of our indebtedness; (iv) the turnover rate amongst our account executives; (v) the variation in our quarterly results; (vi) risks related to the fact that a large portion of our sales are to small, local businesses; (vii) our dependence on certain key personnel; (viii) risks related to the acquisition and start-up of directories; (ix) risks related to substantial competition in our markets; (x) risks related to changing technology and new product developments; (xi) the effect of fluctuations in paper costs; and (xii) the sensitivity of our business to general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of June 30, 2001, there was approximately $35.0 million outstanding under the Term A Loan (under the prime option at an interest rate of 7.8% at such time) and $200.0 million outstanding under the Term B Loan (under the prime option at an interest rate of 9.5% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.4 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Holdings and its subsidiariesn are parties to various litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on Holding's financial condition or the results of its operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sale of Unregistered Equity Securities

     In June 2001, Holdings completed a private placement pursuant to which we issued an aggregate of 1,518,779.114 Preferred, Class A Common and Class B Common limited partnership interests of Holdings to our existing limited partners and their affiliates, senior managers of TransWestern and certain other investors in exchange for total value of approximately $182.4 million, including approximately $125.0 million of cash and then outstanding equity securities of Holdings valued at approximately $57.4 million.

     A total of 967,535.583 Preferred interests were issued for an aggregate value of approximately $78.4 million. Consideration for the Preferred interests was paid in the form of approximately $37.8 million in cash, Class A Common interests valued at approximately $33.3 million and Class B Common interests valued at approximately $7.3 million. A total of 541,243.531 Class A Common interests were issued for an aggregate value of approximately $104.0 million. Consideration for the Class A Common interests was paid in the form of approximately $87.3 million in cash and Class B Common interests valued at approximately $16.8 million. A total of 10,000.00 Class B Common interests were issued for $10,000.00 in cash.

     The private placement of the limited partnership interests was completed in reliance upon the exemptions contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

2.1 Recapitalization Agreement dated as of June 28, 2001 by and among TransWestern Holdings, L.P., TransWestern Communications Company, Inc.,
        TransWestern Publishing Company, LLC, the persons listed on the Schedule of New Investors attached thereto, the persons listed on the Schedule of Selling Investors attached thereto and the persons listed on the Schedule of New Investors attached thereto. Incorporated by reference from Exhibit 2.2 of Holdings' Current Report on Form 8-K filed with the
        SEC on July 12, 2001.

2.2     Contribution Agreement dated as of June 28, 2001 between TransWestern
        Publishing Company LLC and TWP Companies, Inc.

3.1     Fourth Amended and Restated Agreement of Limited Partnership of
        TransWestern Holdings, L.P. dated as of June 28, 2001.(2)

4.1     Indenture dated as of May 23, 2001 by and among TransWestern Publishing
        Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee.

4.2     Form of Series E 9 5/8% Senior Subordinated Notes - Regulation S Global
        Note.

4.3     Form of Series E 9 5/8% Senior Subordinated Notes - Rule 144A Global
        Note.

4.4     Guarantee by Target Directories of Michigan, Inc. to that certain
        Indenture dated as of May 23, 2001 by and among TransWestern Publishing
        Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee.

4.5     Guarantee dated June 28, 2001 by the undersigned thereto to that certain
        Indenture dated as of May 23, 2001 by and among TransWestern Publishing
        Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee.

4.6     Registration Rights Agreement dated as of May 23, 2001 by and among
        TransWestern Publishing Company LLC, TWP Capital Corp. II and Target
        Directories of Michigan, Inc., and the Initial Purchasers named therein.

4.7 Amended and Restated Investors Agreement dated as of June 28, 2001 by and among TransWestern Communications Company, Inc., TransWestern
        Holdings, L.P. each of the Investors listed thereto and each of the Investors listed thereto.

4.8 Amended and Restated Registration Agreement dated as of June 28, 2001 by and among TransWestern Holdings, L.P. and the persons listed in the signature page thereto.

10.1 Second Amended and Restated Credit Agreement, dated as of June 28, 2001, among Transwestern Publishing Company, LLC, Worldpages.com, Inc., TWP
        Capital Corp. II, the Several Banks and Other Financial Institutions from time to time Parties to such Agreement, Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent for the Lenders thereunder, First Union National Bank, as Syndication Agent for the
        Lenders thereunder, Fleet National Bank, as Documentation Agent for the
        Lenders thereunder.

10.2    Amended and Restated Guarantee and Collateral Agreement dated as of June
        28, 2001 made by Transwestern Holdings L.P., Worldpages.com, Inc., TWP
        Capital Corp. II, Transwestern Publishing Company, LLC and Certain of its Subsidiaries in Favor of Canadian Imperial Bank of Commerce, as
        Administrative Agent.

10.3    Agreement and Plan of Merger dated June 28, 2001 by and among
        TransWestern Publishing Company LLC, WorldPages Merger Subsidiary, Inc.
        and WorldPages.com, Inc. Incorporated by reference from Exhibit 2.1 of Holdings' Current report on form 8-K filed with the SEC on July 12, 2001.

10.4    Management Agreement dated as of June 28, 2001 by and between Thomas H.
        Lee Advisors, LLC and TransWestern Holdings, L.P.

10.5    Form of Executive Agreement dated June 28, 2001 between TransWestern
        Holdings, L.P., TransWestern Communications Company, Inc., and the
        Executives parties thereto.

10.6    Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Laurence Bloch.

10.7    Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Ricardo Puente.

10.8    Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Joan Fiorito.

10.9    Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Marybeth Brennan.

10.10   Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Michael Bynum.

10.11   Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Dennis Reimert.

10.12   Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and James Durance.

10.13   Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Richard Beck.

10.14   Executive Employment Agreement dated as of June 28, 2001 between
        TransWestern Publishing Company LLC, TransWestern Communications
        Company, Inc. and Ita Shea-Oglesby.

        (b) Reports on Form 8-K

            (1) On April 16, 2001, Holdings filed a report on form 8-K reporting pursuant to Item 2 thereof that on April 9, 2001, TransWestern acquired 8 directories in Kentucky and Texas from Alliance Media Group, Inc.

            (2) On June 12, 2001, Holdings filed a report on from 8-K/A pursuant to Item 5 amending the form 8-K filed on April 16, 2001. This report indicated that in compliance with Rule 3-05 of Regulation S-X, Holdings was not required to file certain financial information relating to the acquisition of 8 directories from Alliance Media Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2001 on its behalf by the undersigned thereunto duly authorized.

                                  TRANSWESTERN HOLDINGS L.P.
                                  (Registrant)


                                  BY: TransWestern Communications Company, Inc. (General Partner)


                                  BY:  /s/    Ricardo Puente
                                       -----------------------------------------
                                       Name:  Ricardo Puente
                                       Title: President, Chief Executive Officer
                                              and Director


                                  BY:  /s/    Joan Fiorito
                                       -----------------------------------------
                                       Name:  Joan Fiorito
                                       Title: Vice President, Chief Financial
                                              Officer and Assistant Secretary
                                              (Principal Financial and
                                              Accounting Officer)