Form 10-Q
period 2002-06-30
TRANSWESTERN HOLDINGS LP
filed 2002-08-13
CIK 1050935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-42117

TRANSWESTERN HOLDINGS L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0560667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA	92111
(Address of principal executive offices)	(Zip Code)

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

TRANSWESTERN HOLDINGS L.P.
FORM 10-Q INDEX

TRANSWESTERN HOLDINGS L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash	$25,295	$26,913
Trade receivable, (net of allowance for doubtful accounts of $20,332 at June 30, 2002 and $19,444 at December 31, 2001)	105,656	92,714
Deferred directory costs	26,652	25,617
Other current assets	2,779	2,527

Total current assets	160,382	147,771
Non-current assets:
Property, equipment and leasehold improvements, net	5,825	6,590
Acquired intangibles, net	251,687	252,403
Debt issuance costs, net	12,738	13,969

Total non-current assets	270,250	272,962

Total assets	$430,632	$420,733

LIABILITIES AND PARTNERSHIP DEFICIT
Current liabilities:
Accounts payable	$16,765	$17,866
Salaries and benefits payable	7,085	9,883
Accrued acquisition costs	4,809	7,447
Accrued interest	3,875	4,028
Other accrued liabilities	1,617	2,249
Equity trust distribution payable	3,036	2,902
Customer deposits	31,855	25,420
Current portion, long-term debt	6,681	5,055

Total current liabilities	75,723	74,850
Long-term debt:
Series F Senior Subordinated Notes	215,710	215,777
Series B Senior Discount Notes, net	55,481	52,384
Senior credit facility Term A Loan	28,719	30,545
Senior credit facility Term B Loan	196,000	197,000
Other long-term liabilities	300	300

Total non-current liabilities	496,210	496,006

Total liabilities	571,933	570,856

Partnership deficit:
General partner	(3,916)	(4,077)
Limited partners	(136,737)	(145,348)
Notes receivables from partners	(648)	(698)

Total partnership deficit	(141,301)	(150,123)

Total liabilities and partnership deficit	$430,632	$420,733

See accompanying notes.

TRANSWESTERN HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Net revenues	$94,546	$54,453	$163,516	$95,131
Cost of revenues	15,707	11,072	28,922	19,399

Gross profit	78,839	43,381	134,594	75,732
Operating expenses:
Sales and marketing	40,787	24,853	70,927	44,316
General and administrative	17,246	13,875	33,094	25,697
Recapitalization transaction costs	—	15,371	—	15,371
Contribution to equity compensation plan	—	5,189	—	5,189

Total operating expenses	58,033	59,288	104,021	90,573

Income (loss) from operations	20,806	(15,907)	30,573	(14,841)
Other income (loss), net	(174)	(150)	(132)	(56)
Interest expense	(10,306)	(8,207)	(20,406)	(15,942)

Net income (loss) before extraordinary items	$10,326	$(24,264)	$10,035	$(30,839)
Extraordinary loss	—	(3,515)	—	(3,515)

Net income (loss)	$10,326	$(27,779)	$10,035	$(34,354)

Net income (loss) allocated to General Partner units	$162	$(478)	$157	$(591)

Net income (loss) allocated to Limited Partner units	$10,164	$(27,301)	$9,878	$(33,763)

Net income (loss) per General Partner unit	$16.5	$(48.8)	$16.0	$(60.3)

Net income (loss) per Limited Partner unit	$5.2	$(14.3)	$5.1	$(17.7)

Weighted average General Partner units outstanding	10	10	10	10

Weighted average Limited Partner units outstanding	1,930	1,886	1,930	1,886

See accompanying notes.

TRANSWESTERN HOLDINGS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$10,035	$(34,354)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Loss on early extinguishment of debt	—	3,515
Depreciation and amortization	20,172	15,349
Amortization of deferred debt issuance costs	1,210	694
Amortization of Senior Discount Note	3,097	2,768
Provision for doubtful accounts	18,293	10,811
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade receivables	(10,910)	(4,806)
Write-off of doubtful accounts	(24,456)	(8,455)
Recoveries of doubtful accounts	911	690
Deferred directory costs	(1,035)	(2,747)
Other current assets	(251)	1,586
Accounts payable	(3,597)	(3,750)
Accrued liabilities and other current liabilities	(2,932)	(5,047)
Accrued interest	(153)	151
Customer deposits	6,435	7,375
Equity trust payable	134	5,189
Other current liabilities	(272)	—

Cash provided (used) by operating activities	16,681	(11,031)
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(341)	(722)
Cash paid for acquisition of WorldPages.com, net of cash acquired	—	(140,299)
Acquisition of other directories	(14,693)	(14,748)
Deferred financing costs and other assets	(484)	(7,439)

Cash used for investing activities	(15,518)	(163,208)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Revolving credit facility	—	61,700
Senior term loans	—	235,000
9 5/8% Senior Subordinated Notes	—	74,553
Repayments of long-term debt:
Revolving credit facility	—	(84,200)
Senior term loans and note payable	(1,200)	(106,020)
Repayment of debt assumed in acquisition of WorldPages	—	(73,414)
Repayments of debt acquired	(367)	—
Contributions from partners	—	124,291
Redemption of partner units	(1,264)	(30,004)
Payment of Notes Receivables from Partners	50	—

Cash provided (used) by financing activities	(2,781)	201,906

Net increase in cash	(1,618)	27,667
Cash at beginning of period	26,913	1,961

Cash at end of period	$25,295	$29,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,204	$12,325

See accompanying notes.

TRANSWESTERN HOLDINGS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1. GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of TransWestern Holdings L.P. (“Holdings”) and its wholly owned subsidiary, TransWestern Publishing Company, LLC (“TransWestern” or “Company”) and TransWestern’s direct and indirect subsidiaries. All significant inter-company transactions have been eliminated. Holdings’ only assets consist of TransWestern’s Member Units. TWP Capital Corp. (“Capital”) is a wholly-owned subsidiary of Holdings and TWP Capital Corp. II (“Capital II”) is a wholly-owned subsidiary of TransWestern. Neither Capital nor Capital II has any significant assets or operations. Target Directories of Michigan, Inc. (“Target”) and WorldPages, Inc. (“WorldPages”) and its subsidiaries are subsidiaries of TransWestern.

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. All adjustments were of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Holdings’ Form 10-K for the fiscal year ended December 31, 2001. The 10-K is available on the Internet at http://www.sec.gov.

     Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2002.

TRANSWESTERN HOLDINGS L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2. FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	JUNE 30,	DECEMBER 31,
	2002	2001

Land and building	$68	$611
Computer and office equipment	10,995	10,219
Furniture and fixtures	2,693	2,492
Leasehold improvements	395	660

	14,151	13,982
Less accumulated depreciation and amortization	(8,326)	(7,392)

	$5,825	$6,590

Acquired Intangibles

	JUNE 30,	DECEMBER 31,
	2002	2001

Customer base	$218,595	$209,676
Goodwill	165,261	159,689
Licensing agreements	1,224	1,224
Non compete and other	6,546	2,621

	391,626	373,210
Less accumulated amortization	(139,939)	(120,807)

Acquired intangibles, net	$251,687	$252,403

Debt issuance costs

	JUNE 30,	DECEMBER 31,
	2002	2001

Debt issuance costs	$18,277	$18,277
Less accumulated amortization	(5,539)	(4,308)

Debt issuance costs, net	$12,738	$13,969

TRANSWESTERN HOLDINGS L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3. LONG TERM DEBT

     As of June 30, 2002 Holdings had total outstanding long term indebtedness of $496.2 million, including $215.7 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $55.5 million of Holdings 11 7/8% Senior Discount Notes due 2008, (“Discount Notes”), $28.7 million of outstanding borrowings under the Term A loan, $196.0 million of outstanding borrowings under the Term B loan, and $0.3 million in acquisition related debt. As of June 30, 2002 TransWestern had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

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

     Arnold Advertising, Inc. On April 11, 2002, the Company purchased the outstanding common stock of Arnold Advertising, Inc. for a total of $7.9 million. The Company acquired three directories in the north Los Angeles, California area.

     Western Directory, Inc. On May 1, 2002, the Company purchased certain tangible and intangible assets of Western Directory, Inc. for a total of $2.8 million. The Company acquired two directories in northern Oregon.

     Pennco Publishing, Inc. On June 5, 2002, the Company purchased certain tangible and intangible assets of Pennco Publishing, Inc. for a total of $2.6 million. The Company acquired two directories in northwest Oregon.

     The purchase prices for the acquisitions above have been allocated on a preliminary basis to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

Goodwill	$2,923
Customer List	8,920
Non-compete	2,325
Other current and non-current net assets	1,400

     Assuming that the above acquisitions had occurred on the first day of TransWestern’s six month period ended June 30, 2002 and June 30, 2001 the unaudited pro forma results of operations would be as follows:

	Six months ended June 30,

	2002	2001

	(Unaudited)
Net revenues	$166,028	$97,643
Net income (loss)	10,042	(35,170)

     The above pro forma results give effect to pro forma adjustments for the revenue and related costs, the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

TRANSWESTERN HOLDINGS L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

5. GUARANTEE

     Target Directories of Michigan, Inc., WorldPages, Inc., and TransWestern’s other material wholly-owned subsidiaries, fully and unconditionally guaranteed TransWestern’s outstanding 9 5/8% Series F Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis. Target and WorldPages, Inc, and its subsidiaries are the Company’s only consolidated operating subsidiaries, other than an inconsequential subsidiary which is a co-issuer of such notes, and has no debt senior to the Notes. The following includes summarized financial data for the Company’s unconditional guarantors:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	(Unaudited)
Statement of Operations:
Net revenues	$37,146	$—	$74,402	$1,104
Gross profit	31,087	—	61,581	995
Operating income (loss)	9,799	(564)	21,018	(433)
Net income (loss)	6,725	(683)	15,122	(668)

	June 30,	December 31,
	2002	2001

Balance Sheet:
Current assets	$68,465	51,811
Non-current assets	192,720	187,227
Current liabilities	20,050	21,920
Non-current liabilities	209,129	210,964

6. RESTRUCTURING AND OTHER CHARGES

     In connection with the WorldPages acquisition on June 28, 2001, Holdings approved a plan to restructure the operations of WorldPages and its subsidiaries. Restructuring costs are composed of committed costs required to restructure the administrative, production and sales functions into the Company’s operations to achieve beneficial synergies and cost savings. WorldPages recognized termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination. The following table displays the liabilities related to the restructuring and other charges recorded in the net liabilities assumed in the acquisition of WorldPages:

Type of cost:	June 28,			Balance at
(in thousands)	2001	Payments	Adjustments	June 30, 2002

Employee separation	$4,100	$(3,819)	—	$281
Office lease settlement	986	(656)	87	417
Redundant assets	800	—	(800)	—

	$5,886	$(4,475)	$(713)	$698

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

TRANSWESTERN HOLDINGS L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

7. LEGAL PROCEEDINGS

     On October 24, 2001, TransWestern’s wholly-owned subsidiary, WorldPages, Inc., was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6.0 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. In June 2002 the Company increased its accrued liability to $3.0 million related to this matter. The increase in the accrued liability for this matter has been recorded as an adjustment to goodwill in the accompanying consolidated balance sheet at June 30, 2002.

     Holdings and/or its subsidiaries are parties to various other litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on Holdings’ financial condition or the results of its operations.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Holdings began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 and as a result no amounts were amortized during the three and six month period ended June 30, 2002. The Company had goodwill at June 30, 2001 but began amortizing it July 1, 2001 so therefore there was no change to net income during the three and six month period ended June 30, 2001.

     A summary of changes in Holdings goodwill for the six month period ended June 30, 2002 is as follows:

	January 1,	Acquisitions &		Balance at
	2002	Adjustments(1)	Impairments	June 30, 2002

Goodwill	$159,689	$5,608	—	$165,297

(1)	Adjustments primarily relate to the Company’s preliminary purchase price allocation for several acquisitions. Specifically, the ultimate goodwill associated with WorldPages was adjusted as the value of the assets and liabilities (including merger liabilities and receivable valuation) acquired are finalized.

     In July 2002, the FASB issued statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management believes the impact on the financial statements of the Company will be immaterial.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Overview

     As used in this item and throughout this Quarterly Report on Form 10-Q, “we”, “us”, and “our” each refer to Holdings and TransWestern and their direct and indirect subsidiaries, collectively.

     We recognize net revenues from the sale of advertising placed in each directory when the completed directory starts distribution. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All of our other operating costs are recognized during the period when incurred. As the number of directories that we publish increases, the publication schedule is periodically adjusted to accommodate new books. In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, our directories may be published in a month earlier or later than the previous year which may move recognition of related revenues from one fiscal quarter or year to another. Year to year results depend on both timing and performance factors.

     Notwithstanding significant monthly fluctuations in net revenues which are recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a relatively steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts, which includes both advance payments and collections of accounts receivable, generally vary less on a percentage basis than our net revenues or EBITDA:

	2001	2001	2001	2002	2002
	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter

Net revenues	$54.5	$63.6	$83.6	$69.0	$94.5
EBITDA(a)	$14.3	$12.3	$24.9	$19.9	$31.7
Bookings(b)	$47.4	$69.4	$82.0	$62.1	$72.3
Advance payments	$25.5	$26.1	$29.9	$29.8	$31.7
Total cash receipts(c)	$48.8	$68.1	$72.7	$67.9	$75.8

(a)	“EBITDA” is defined as income (loss) before extraordinary item, discretionary contributions to TransWestern’s equity compensation plans (such contributions represent special distributions to TransWestern’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 recapitalization of Holdings, plus interest expense, taxes, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to TransWestern’s notes and in TransWestern’s senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. TransWestern’s definition of EBITDA may not be comparable to that of other companies.

(b)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c)	Total cash receipts includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of revenues for the periods indicated:

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	16.6	20.3	17.7	20.4

Gross profit	83.4	79.7	82.3	79.6
Sales and marketing	43.2	45.7	43.4	46.6
General and administrative	18.2	25.5	20.2	27.0
Recap. transaction costs	0.0	28.2	0.0	16.2
Contribution to Equity Plan	0.0	9.5	0.0	5.4

Income (loss) from operations	22.0%	(29.2)%	18.7%	(15.6)%

EBITDA Margin(a),(b)	33.5%	26.2%	31.5%	24.3%

(a)	For a definition of “EBITDA” see the immediately preceding section.

(b)	“EBITDA Margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     Net revenues increased $40.0 million, or 73.6%, from $54.5 million in the three months ended June 30, 2001 to $94.5 million in the same period in 2002. The Company published 81 directories in the three months ended June 30, 2002 compared to 67 in the same period in 2001. The net revenue growth was due to $36.6 million from 13 new directories, $12.7 million from 16 directories for which the publication date moved into the period and growth in the same 52 directories published during both periods of $3.0 million; offset by $12.3 million of net revenues associated with 15 directories published in the three months ended June 30, 2001 but not in the same period in 2002.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 52 directories published in both periods was 7.2%.

     Cost of revenues increased $4.6 million, or 41.9%, from $11.1 million in the three months ended June 30, 2001 to $15.7 million in the same period in 2002. The increase was the result of $6.3 million of costs associated with 13 new directories published in the three months ended June 30, 2002, $2.2 million in costs associated with 16 directories published in the three months ended June 30, 2002, but not in the same period in 2001; offset by $1.7 million of lower costs associated with the 52 same directories and $2.6 million of costs associated with 15 directories published during the three months ended June 30, 2001, but not in the same period in 2002. Production support costs increased $0.4 million in the three months ended June 30, 2002 due to the directories acquired over the past twelve months.

     As a result of the above, gross profit increased $35.4 million, or 81.7%, from $43.4 million in the three months ended June 30, 2001 to $78.8 million in the same period in 2002. Gross margin increased from 79.7% in the three months ended June 30, 2001 to 83.4% in the same period in 2002 as a result of lower direct costs on the same 52 directories.

     Selling and marketing expenses increased $15.9 million, or 64.1%, from $24.9 million in the three months ended June 30, 2001 to $40.8 million in the same period in 2002. The increase was attributable to increases of $3.0 million in sales support costs, $8.6 million in direct sales costs and $4.3 million in provision for bad debt (which was 1.7 percentage points higher on a same book basis compared to the same period in 2001).

     Of the increase in sales support costs of $3.0 million, $2.6 million was due to sales offices acquired since the second quarter of 2001 and $0.4 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices. The increase in direct sales costs of $8.6 million was as follows: $8.8 million of costs were for the 13 new directories, $3.1 million for 16 directories moving into the period; offset by $0.3 million of lower costs associated with the 52 same directories and $3.0 million of costs associated with 15 directories that published in the three months ended June 30, 2001 but not in the same period in 2002. Direct sales costs as a percentage of revenue for the same 52 directories published during both periods decreased from 23.0% to 20.9% in the three months ended June 30, 2002 compared to the same period in 2001.

     General and administrative expense increased $3.3 million, or 24.3%, from $13.9 million for the three months ended June 30, 2001 to $17.2 million for the same period in 2002. The increase is due to: amortization of acquired customer base and other intangibles of $2.6 million, additional staffing as a result of acquiring WorldPages of $1.0 million, and general cost increases primarily in compensation costs and professional fees of $1.2 million; offset by $1.4 million of management fees incurred in the three months ended June 30, 2001 as a result of the recapitalization of Holdings on June 28, 2001.

     Recapitalization transaction costs of zero were incurred in the three months ended June 30, 2002 as compared to $15.4 million for the three months ended June 30, 2001 as a result of the recapitalization of Holdings on June 28, 2001.

     Contribution to Equity Compensation Plan of zero was incurred in the three months ended June 30, 2002 as compared to $5.2 million for the three months ended June 30, 2001 as a result of a contribution to the Equity Compensation Plan of $5.2 million made on June 28, 2001 in connection with the recapitalization.

     As a result of the above factors, income from operations increased $36.7 million, from a net loss from operations of $15.9 million in the three months ended June 30, 2001 to income from operations of $20.8 million in the same period in 2002. Income from operations as a percentage of net revenues increased from (29.2%) in the three months ended June 30, 2001 to 22.0% in the same period in 2002.

     Interest expense increased $2.1 million, or 25.6%, from $8.2 million in the three months ended June 30, 2001 to $10.3 million in the same period in 2002 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     Extraordinary loss in the three months ended June 30, 2002 was zero compared to $3.5 million in the same period in 2001. Extraordinary losses were the costs associated with the write-off of debt financing costs upon entering into a new $300.0 million senior credit facility that was used in part to pay-off $137.5 million outstanding under the prior credit facility of the Company and senior term loans and $74.2 million to pay-off the assumed WorldPages debt and accrued interest after consummation of the acquisition of WorldPages.

     As a result of the above factors, net income increased $38.1 million, from a net loss of $27.8 million in the three months ended June 30, 2001 to net income of $10.3 million in the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     Net revenues increased $68.4 million, or 71.9%, from $95.1 million in the six months ended June 30, 2001 to $163.5 million in the same period in 2002. The Company published 139 directories in the six months ended June 30, 2002 compared to 122 in the same period in 2001. The net revenue growth was due to $72.6 million from 26 new directories, $4.8 million from 10 directories for which the publication date moved into the period and growth in the same 103 directories published during both periods of $5.8 million; offset by $14.8 million of net revenues associated with 19 directories published in the six months ended June 30, 2001 but not in the same period in 2002.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 103 directories published in both periods was 7.1%.

     Cost of revenues increased $9.5 million, or 49.1%, from $19.4 million in the six months ended June 30, 2001 to $28.9 million in the same period in 2002. The increase was the result of $13.5 million of costs associated with 26 new directories published in the six months ended June 30, 2002, $0.9 million in costs associated with 10 directories published in the six months ended June 30, 2002, but not in the same period in 2001; offset by $2.8 million of lower costs associated with the 103 same directories and $3.2 million of costs associated with 19 directories published during the six months ended June 30, 2001, but not in the same period in 2002. Production support costs increased $1.1 million in the six months ended June 30, 2002 due to the directories acquired over the past twelve months.

     As a result of the above, gross profit increased $58.9 million, or 77.7%, from $75.7 million in the six months ended June 30, 2001 to $134.6 million in the same period in 2002. Gross margin increased from 79.6% in the six months ended June 30, 2001 to 82.3% in the same period in 2002 as a result of lower direct costs on the same 103 directories.

     Selling and marketing expenses increased $26.6 million, or 60.0%, from $44.3 million in the six months ended June 30, 2001 to $70.9 million in the same period in 2002. The increase was attributable to increases of $6.0 million in sales support costs, $13.3 million in direct sales costs and $7.5 million in provision for bad debt (which was 1.4 percentage points higher on a same book basis compared to the same period in 2001).

     Of the increase in sales support costs of $6.0 million, $5.2 million was due to sales offices acquired since the beginning of 2001 and $0.8 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices. The increase in direct sales costs of $13.3 million was as follows: $16.8 million of costs were for the 26 new directories, $1.3 million for 10 directories moving into the period; offset by $1.1 million of lower costs associated with the 103 same directories and $3.7 million of costs associated with 19 directories that published in the six months ended June 30, 2001 but not in the same period in 2002. Direct sales costs as a percentage of revenue for the same 103 directories published during both periods decreased from 23.0% to 20.2% in the six months ended June 30, 2002 compared to the same period in 2001.

     General and administrative expense increased $7.4 million, or 28.8%, from $25.7 million for the six months ended June 30, 2001 to $33.1 million for the same period in 2002. The increase is due to: amortization of acquired customer base and other intangibles of $4.8 million, additional staffing as a result of acquiring WorldPages of $2.0 million, and general cost increases primarily in compensation costs and professional fees of $2.0 million; offset by $1.4 million of management fees incurred in the six months ended June 30, 2001 as a result of the recapitalization of Holdings on June 28, 2001.

     Recapitalization transaction costs of zero were incurred in the six months ended June 30, 2002 as compared to $15.4 million for the six months ended June 30, 2001 as a result of the recapitalization of Holdings on June 28, 2001.

     Contribution to Equity Compensation Plan of zero was incurred in the six months ended June 30, 2002 as compared to $5.2 million for the six months ended June 30, 2001 as a result of a contribution to the Equity Compensation Plan of $5.2 million made on June 28, 2001 in connection with the recapitalization.

     As a result of the above factors, income from operations increased $45.4 million, or 306.0%, from a net loss from operations of $14.8 million in the six months ended June 30, 2001 to income from operations of $30.6 million in the same period in 2002. Income from operations as a percentage of net revenues increased from (15.6%) in the six months ended June 30, 2001 to 18.7% in the same period in 2002.

     Interest expense increased $4.5 million, or 28.0%, from $15.9 million in the six months ended June 30, 2001 to $20.4 million in the same period in 2002 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     Extraordinary loss in the six months ended June 30, 2002 was zero compared to $3.5 million in the same period in 2001. Extraordinary losses were the costs associated with the write-off of debt financing costs upon entering into a new $300.0 million senior credit facility that was used in part to pay-off $137.5 million outstanding under the prior credit facility of the Company and senior term loans and $74.2 million to pay-off the assumed WorldPages debt and accrued interest after consummation of the acquisition of WorldPages.

     As a result of the above factors, net income increased $44.4 million, from a net loss of $34.4 million in the six months ended June 30, 2001 to net income of $10.0 million in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $16.7 million in the six months ended June 30, 2002 compared to $11.0 million used in the same period in 2001. The increase in cash provided by operations was primarily due to an increase in net income.

     Net cash used for investing activities was $15.5 million in the six months ended June 30, 2002, as compared to $163.2 million in the same period in 2001. Investing activities consist primarily of cash used to acquire directories. In the six months ended June 30, 2002, $14.7 million was spent to acquire directories compared to $155.0 million in the same period in the prior year. Acquisitions made in the six months ended June 30, 2002 are discussed in note 4 of the financial statements included in this Form 10-Q.

     Net cash used by financing activities was $2.8 million in the six months ended June 30, 2002 as compared to $201.9 million provided in the same period in 2001. The amounts of cash provided by financing activities for the six months ended June 30, 2001 were for borrowings for acquisitions. Net cash used by financing activities decreased in the 2002 period as a result of funding acquisitions in 2002 from cash on hand rather than borrowings.

     In connection with the recapitalization of Holdings in June 2001, we incurred significant debt. As of June 30, 2002 Holdings had total outstanding long term indebtedness of $496.2 million, including $215.7 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $55.5 million of Holdings 11 7/8% Senior Discount Notes due 2008, (“Discount Notes”), $28.7 million of outstanding borrowings under the Term A loan, $196.0 million of outstanding borrowings under the Term B loan, and $0.3 million in acquisition related debt. As of June 30, 2002 Holdings had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of June 30, 2002 there was approximately $32.9 million outstanding under the term A loan (at an average interest rate of 4.9% at such time), $198.5 million under the term B loan (at an average interest rate of 4.8% at such time), and zero outstanding under the revolving loan. Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 24, 2001, TransWestern’s wholly-owned subsidiary, WorldPages, Inc., was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6.0 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. In June 2002 the Company increased its accrued liability to $3.0 million related to this matter. The increase in the accrued liability for this matter has been recorded as an adjustment to goodwill in the accompanying consolidated balance sheet at June 30, 2002.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 12, 2002 on its behalf by the undersigned thereunto duly authorized.

TRANSWESTERN HOLDINGS L.P. (Registrant)

BY:	TransWestern Communications Company, Inc. (General Partner)

BY:		/s/ Ricardo Puente

	Name:	Ricardo Puente
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

BY:		/s/ Joan Fiorito

	Name:	Joan Fiorito
	Title:	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)